Form 10KSB
period 2003-12-31
CEA ACQUISITION CORP
filed 2004-03-26
CIK 1268904

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________TO ______________

                        COMMISSION FILE NUMBER 000-50531

                           CEA ACQUISITION CORPORATION
                 (Name of Small Business Issuer in Its Charter)

             DELAWARE                                       20-0178991
     (State of Incorporation)                          (Small Business Issuer
                                                    I.R.S. Employer I.D. Number)

101 EAST KENNEDY BOULEVARD, SUITE 3300
           TAMPA, FLORID                                      33602
(Address of principal executive offices)                    (zip code)

                                 (813) 226-8844
                (Issuer's Telephone Number, Including Area Code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
   Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
                    Common Stock, $.0001 par value per share
                   Warrants to purchase shares of Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12
months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.           Yes  [ ]      No  [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for the fiscal year ended December 31, 2003 were $0.

As of March 24, 2004, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $19,239,500.

As of March 24, 2004, there were 4,900,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes  [ ]   No  [X]

Documents Incorporated by Reference: The information contained in the registrant's prospectus filed on February 12, 2004 pursuant to Rule 424(b)(3) (SEC File No. 333-110365) is incorporated into certain portions of Parts I, II and III as disclosed herein.

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

         CEA Acquisition Corporation is a blank check company formed on October 14, 2003 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the entertainment, media and communications industry. On February 19, 2004, we consummated our initial public offering of 4,025,000 units, including 525,000 units issued upon exercise of the underwriters' over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,150,000. For more information regarding our initial public offering, see the section entitled "Recent Public Offering" contained within Part II, Item 5 below.


         The entertainment, media and communications industry encompasses those companies which create, produce, deliver, distribute and/or market entertainment and information products and includes among others:

         o        broadcast television;

         o        cable and satellite television;

         o        filmed entertainment;

         o        publishing;

         o        specialty media;

         o        radio broadcasting;

         o        recorded music and music publishing;

         o        theme park attractions;

         o        video games;

         o        interactive multimedia software; and

         o        voice and data transmission services.


         Although we may consider a target business in any segments of the entertainment, media and communications industry, we currently intend to concentrate our search for an acquisition candidate on companies in the cable and satellite television, broadcast television, radio broadcasting, newspaper publishing, consumer magazine publishing, specialty media and voice and data transmission-related segments of the entertainment, media and communications industry. We initially intend to focus on these segments because of our management's experience in these areas. However, we are not limited to these segments and may find acquisition candidates in other segments of the entertainment, media and communications industry with greater growth potential.


         For further details regarding our business, see the section entitled "Proposed Business" contained in our prospectus dated February 12, 2004 incorporated by reference herein.


ITEM 2. DESCRIPTION OF PROPERTY


         We maintain our executive offices at 101 East Kennedy Boulevard, Suite 3300, Tampa, Florida pursuant to an agreement with CEA Group, LLC, one of our founding stockholders and an entity that is ultimately owned by J. Patrick Michaels, Jr., our chairman and chief executive officer. We pay CEA Group a monthly fee of $7,500 which is for general and administrative services including office space, utilities and secretarial support. For further details regarding our facilities, see the section entitled "Proposed Business - Facilities" contained in our prospectus dated February 12, 2004 incorporated by reference herein.


ITEM 3. LEGAL PROCEEDINGS


None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.



                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION


         Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols CEACU, CEAC and CEACW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since such units commenced public trading on February 13, 2004 and since such common stock and warrants commenced public trading on February 26, 2004. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.



                                   Units         Common Stock       Warrants
                                   -----         ------------       --------
                               High     Low      High     Low     High     Low
                               ----     ---      ----     ---     ----     ---
2004:
   First Quarter*...........   6.12     5.90     4.80     4.74    0.75    0.625

* Through March 24, 2004


HOLDERS

         As of March 24, 2004, there were six holders of record of our units, one holder of record of our common stock and one holder of record of our warrants.


DIVIDENDS

         We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES AND USE OF PROCEEDS


         In October 2003, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

                  Stockholders                      Number of Shares
                  ------------                      ----------------

                  CEA Group, LLC                         375,000

                  Donald Russell                         150,000

                  Robert Moreyra                         112,500

                  Harold Ewen                            75,000

                  Brad Gordon                            37,500

Such shares were issued in October 2003 in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals or entities. The shares issued to the individuals and entity above were sold at a purchase price of approximately $0.033 per share. In January 2004, we authorized a 1.1666666-to-one stock split of our common stock, effectively lowering the purchase price to approximately $0.029 per share.

RECENT PUBLIC OFFERING

         On February 19, 2004, we closed our initial public offering of 4,025,000 units, including 525,000 units issued upon exercise of the underwriters' over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,150,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-110365). The Securities and Exchange Commission declared the registration statement effective on February 12, 2004.

         We paid a total of $1,690,500 in underwriting discounts and commissions, and approximately $1,069,500 has been or will be paid for costs and expenses related to the offering, including $724,500 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds.

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,390,000, of which $20,527,500 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

         For further details regarding our future use of proceeds from our initial public offering, see the section entitled "Use of Proceeds" contained in our prospectus dated February 12, 2004 incorporated by reference herein.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         We were formed on October 14, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company in the entertainment, media and communications industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. For further details regarding our plan of operations, see the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our prospectus dated February 12, 2004 incorporated by reference herein.

ITEM 7.  FINANCIAL STATEMENTS

         This information appears following Item 14 of this Report and is incorporated herein by reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL CHANGES.


         None.


ITEM 8A. CONTROL AND PROCEDURES


         An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2003 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since our inception through December 31, 2003, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

        Our current directors and executive officers are as follows:



     Name                               Age         Position
     ----                               ---         --------

     J. Patrick Michaels, Jr.           59          Chairman of the Board and
                                                    Chief Executive Officer

     Donald Russell                     51          Vice Chairman

     Robert Moreyra                     45          Executive Vice President and
                                                    Director

     Brad A. Gordon                     49          Chief Financial Officer and
                                                    Director

         J. PATRICK MICHAELS, JR. has been our chairman of the board and chief executive officer since our inception. Mr. Michaels has been the chairman of the board and chief executive officer of CEA Capital Group, LLC, an investment banking firm that provides investment and merchant banking services exclusively to the entertainment, media and communications industries, since he founded the firm in 1973. He is also a member of each Investment Committee for all of Communications Equity Associates' private equity funds. In July 2000, Mr. Michaels founded Atlantic American Corporate Group, LLC, the parent company of a number of private investment banking companies, and has been its chairman of the board and chief executive officer since its founding. Mr. Michaels has also been the chairman of the board of CEA Group, one of our initial stockholders and the entity that is providing us with general and administrative services, since August 1999. He received a B.S. from Tulane University, where he graduated magna cum laude, was a member of Phi Beta Kappa and Phi Beta Sigma and was also a Tulane Scholar and Tulane Fellow. In addition, Mr. Michaels studied at the London School of Economics and later received a M.A. from the Annenberg School of Communications at the University of Pennsylvania. He received the President's Medal from the University of South Florida and an American Broadcasting Corporation Fellowship from the University of Pennsylvania. He also holds an honorary master's degree from St. Leo College.

         DONALD RUSSELL has been our vice chairman of the board since our inception. Mr. Russell has been the chairman of the Investment Committee for CEA Capital Partners USA, L.P., a $150 million private equity fund, since its inception in February 1997. He also has been a member of the Investment Committee of Seaport Capital Partners II, L.P., a $250 million private equity fund, since its inception in February 2000. Both of these funds are focused on the entertainment, media, telecommunications and information services industries and are operated by CEA Capital Group, LLC through its subsidiary, CEA Capital Advisors, LLC. From July 1987 to June 1994, he was president of Communications Equity Associates' New York affiliate, CEA, Inc., and was responsible for overseeing CEA's mergers, acquisitions and corporate financing businesses in the cable television and broadcasting segments. Mr. Russell received a B.A. in economics from Colgate University. He was also elected to the Society of International Business Fellows in 2000.

         ROBERT MOREYRA has been our executive vice president since our inception. Mr. Moreyra has been a principal and executive vice president of Atlantic American Corporate Group since February 2001. Since February 2001, he also has been a managing director of Atlantic American Capital Advisors, LLC, an investment banking firm wholly owned by Atlantic American Corporate Group specializing in assisting small and mid-sized private and public companies. Mr. Moreyra has been a director of Digital Lightwave, Inc., a Nasdaq-listed public company that designs, develops and markets a portfolio of portable and network based products for installing, maintaining and monitoring fiber optic circuits and networks, since June 30, 2003. From February 2000 to February 2001, Mr. Moreyra was a managing director with H. C. Wainwright & Co., Inc., an investment banking firm. From May 1999 until February 2000, he was a managing director of the investment banking department of The First American Investment Banking Corporation. From March 1998 until May 1999, he was vice president of corporate finance with William R. Hough & Co., an investment banking firm. He joined Pardue, Heid, Church, Smith & Waller, Inc., a real estate consulting firm, in February 1986 and was a principal and its chief executive officer from March 1992 until March 1998. Mr. Moreyra received a B.B.A in finance from the Florida International University and a M.B.A. from the University of Central Florida's graduate school of business .

         BRAD A. GORDON has been our chief financial officer since our inception. Mr. Gordon has been chief financial officer of Communications Equity Associates since November 1981. He is also a founding member and has been an executive vice president of Atlantic American Capital Advisors since July 2000. He received a B.S. in business administration from the Tennessee Technological University.

         Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Brad Gordon, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Robert Moreyra, will expire at the second annual meeting. The term of office of the third class of directors, consisting of J. Patrick Michaels, Jr. and Donald Russell, will expire at the third annual meeting.

SPECIAL ADVISOR

         HAROLD D. EWEN is our special advisor who will advise us concerning our acquisition of a target business. Since December 2002, Mr. Ewen has been the head of the private equity group of

Communications Equity Associates. Mr. Ewen was president of Communications Equity Associates from July 1982 until December 1991 and was its vice chairman from December 1991 until December 2002. Mr. Ewen helped found Communications Equity Associates' private equity activity in 1992. He currently sits on the board of directors and Investment Committees of the Communications Equity Associates funds in the United States, Central Europe, Western Europe, Asia, Australia and Latin America. Mr. Ewen received a B.S. in business from Butler University and a J.D. (cum laude) from the Indiana University School of Law.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Because we did not consummate our initial public offering until after December 31, 2003, no reports were required to be filed during the year ended December 31, 2003.

AUDIT COMMITTEE ISSUES

         We currently do not have an audit committee and, accordingly, do not have audit committee financial expert. Nevertheless, in connection with our initial public offering, we agreed to establish an audit committee with certain functions that is composed of members of our board of directors (but excluding our chief financial officer) by February 12, 2005 and, in connection therewith, intend to seek an audit committee financial expert.

CODE OF ETHICS

         We have not yet adopted a code of ethics. However, we intend to adopt, during fiscal 2004, a code of ethics that complies with the applicable guidelines issued by the SEC.


ITEM 10. EXECUTIVE COMPENSATION

         Commencing March 1, 2004 and ending upon the acquisition of a target business, we will pay CEA Group LLC, one of our initial stockholders and an entity ultimately owned by J. Patrick Michaels, Jr., our chief executive officer, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our founding stockholders, including all of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our existing stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.


         Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2004 by:

         o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

         o        each of our officers and directors; and

         o        all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                       Amount and Nature
                                                         of Beneficial         Percent of
Name and Address of Beneficial Owner(1)                    Ownership             Class
--------------------------------------                     ---------       ----------------
CEA Group, LLC(2)                                           437,500             10.0%

J. Patrick Michaels, Jr.                                    437,500(3)          10.0%

Donald Russell                                              175,000              4.0%

Robert Moreyra                                              131,250              3.0%

Harold Ewen                                                  87,500              2.0%

Brad Gordon                                                  43,750              1.0%

Barry Rubenstein(4)                                         325,000(5)           6.6%

All directors and executive officers as a group (4          787,500             18.0%
individuals)

         -----------------------------------

(1) Unless otherwise indicated, the business address of each of the following is 101 East Kennedy Boulevard, Suite 3300, Tampa, Florida 33602.

(2) J. Patrick Michaels, Jr. exercises voting power with respect to such shares as he is the chairman of the board and chief executive officer of CEA Group.

(3) Represents 437,500 shares of common stock held by CEA Group of which Mr. Michaels is the chairman of the board and chief executive officer.


(4) Barry Rubenstein's business address is 60 Wheatley Road, Brookville, New York 11545.


(5) Represents (i) 150,000 shares of common stock held by Woodland Partners, of which Mr. Rubenstein is general partner, and (ii) 175,000 shares of common stock held by the Barry Rubenstein Rollover IRA Account. Does not include 650,000 shares of common stock issuable upon exercise of warrants held by Mr. Rubenstein or Woodland Partners which are not currently exercisable and which will not become exercisable within the next 60 days. The foregoing information was derived from a
         Schedule 13G filed with the SEC on February 23, 2004.


         All of the shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

         o        February 12, 2007;

         o        our liquidation; or

         o the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

         During the escrow period, the holders of these shares will not be able to sell their securities, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

         CEA Group, J. Patrick Michaels, Jr., Robert Moreyra, Donald Russell and Harold Ewen may be deemed to be our "parents" and "promoters," as these terms are defined under the Federal securities laws.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For a complete discussion regarding certain relationships and related transactions, see the section entitled "Certain Transactions" contained in our prospectus dated February 12, 2004 incorporated by reference herein.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The following Exhibits are filed as part of this report.

    Exhibit No.        Description
    -----------        -----------

         3.1           Certificate of Incorporation. (1)

         3.2           By-laws. (1)

         4.1           Specimen Unit Certificate. (1)

         4.2           Specimen Common Stock Certificate. (1)

         4.3           Specimen Warrant Certificate. (1)

         4.4           Form of Unit Purchase Option granted to
                       EarlyBirdCapital, Inc. (1)

         4.5 Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

         10.1          Letter Agreement among the Registrant,
                       EarlyBirdCapital, Inc. and J. Patrick Michaels, Jr. (1)

         10.2          Letter Agreement among the Registrant,
                       EarlyBirdCapital, Inc. and Robert Moreyra. (1)

         10.3          Letter Agreement among the Registrant,
                       EarlyBirdCapital, Inc. and Donald Russell. (1)

         10.4          Letter Agreement among the Registrant,
                       EarlyBirdCapital, Inc. and Brad Gordon. (1)

         10.5          Letter Agreement among the Registrant,
                       EarlyBirdCapital, Inc. and Harold Ewen. (1)

         10.6          Letter Agreement among the Registrant,
                       EarlyBirdCapital, Inc. and CEA Group, LLC. (1)

         10.7 Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

         10.8 Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)

         10.9 Form of Letter Agreement between CEA Group, LLC and Registrant regarding administrative support. (1)

         10.10 Promissory Note, dated October 22, 2003, in the principal amount of $60,000 issued to CEA Group, LLC. (1)

         10.11 Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

         10.12         Warrant Purchase Agreement among J. Patrick Michaels, Jr.
                       and EarlyBirdCapital, Inc. (1)

         31.1          Certification of Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2          Certification of Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (SEC File No. 333-110365)

(b)      Reports on Form 8-K

         None during period ended December 31, 2003.

         Form 8-K filed on February 19, 2004, including Item 5 and Item 7 (Audited Financial Statements for the periods from October 14, 2003 (inception) to February 19, 2004, January 1, 2004 to February 19, 2004, October 14, 2003 (inception) to December 31 and October 14, 2003 (Inception) to October 31, 2003)

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

         The firm of BDO Seidman LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

AUDIT FEES

         We did not pay any fees to our principal accountant during the fiscal year ended December 31, 2003. Subsequent to this date, we have paid our principal accountant $20,000 for the services they performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2004

AUDIT-RELATED FEES

         During 2003, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

         During 2003, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

ALL OTHER FEES

         During 2003, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

         We currently do not have an audit committee.

                                                     CEA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)



    REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-2



    FINANCIAL STATEMENTS


        Balance Sheet                                                       F-3
        Statement of Operations                                             F-4
        Statement of Stockholders' Equity                                   F-5
        Statement of Cash Flows                                             F-6


    NOTES TO FINANCIAL STATEMENTS                                       F-7-F-10

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

CEA Acquisition Corporation
Tampa, Florida


We have audited the accompanying balance sheet of CEA Acquisition Corporation (a corporation in the development stage) as of December 31, 2003, and the related statements of operations, stockholders' equity and cash flows for the period October 14, 2003 (inception) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CEA Acquisition Corporation as of December 31, 2003 and the results of its operations and its cash flows for the period October 14, 2003 (inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

BDO Seidman, LLP
New York, New York



February 19, 2004

                                                     CEA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                   BALANCE SHEET

--------------------------------------------------------------------------------

                                                                December 31,
                                                                    2003

ASSETS
Current assets:
     Cash                                                    $           238
                                                             ----------------
          Total current assets                                           238

Deferred registration costs (Note 3)                                  97,715
                                                             ----------------
Total assets                                                 $        97,953
                                                             ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable, stockholder (Note 4)                               73,100
                                                             ----------------
          Total current liabilities                                   73,100
                                                             ----------------
Commitment (Note 5)

Stockholders' equity (Notes 1, 2, 6 and 7)
     Preferred stock, $.0001 par value, Authorized
          1,000,000 shares; none issued                                    -
     Common stock, $.0001 par value
          Authorized 20,000,000 shares
          Issued and outstanding 875,000 shares                           87
     Additional paid-in capital                                       24,913
     Deficit accumulated during development stage                       (147)
                                                             ----------------
          Total stockholders' equity                                  24,853
                                                             ----------------
Total liabilities and stockholders' equity                   $        97,953
                                                             ================



                 See accompanying notes to financial statements.

                                                     CEA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                               Period from
                                                            October 14, 2003
                                                             (inception) to
                                                            December 31, 2003

Expenses:

     General and administrative expenses                 $                 147
                                                         -----------------------

Net loss                                                 $                (147)
                                                         -----------------------

Basic and fully diluted net loss per share               $                 .00
                                                         -----------------------

Weighted average common shares outstanding                             875,000
                                                         -----------------------








                 See accompanying notes to financial statements.

                                                                                                         CEA ACQUISITION CORPORATION
                                                                                            (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                                                   STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                             Preferred Stock         Common Stock       Additional    Deficit accumulated
                                             ---------------         ------------        Paid-In         during the
                                            Shares     Amount      Shares     Amount     Capital       development stage     Total

------------------------------------------------------------------------------------------------------------------------------------
Balance, October 14, 2003 (inception)         ----     $ ----       ----      $ ----     $ ----           $  ----           $  ----

Sale of 875,000 shares of common stock to
     initial stockholders                     ----       ----     875,000        87       24,913             ----            25,000


Net loss for the period                       ----       ----       ----        ----       ----             (147)              (147)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                    ----       ----     875,000     $  87      $24,913           $(147)           $24,853

------------------------------------------------------------------------------------------------------------------------------------




                 See accompanying notes to financial statements.

                                                     CEA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                         STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------


                                                                    October 14
                                                                  (inception) to
                                                                    December 31,
                                                                       2003

--------------------------------------------------------------------------------
                      CASH FLOWS FROM OPERATING ACTIVITIES

       Net loss                                               $            (147)
                                                              ------------------
           Net cash used in operating activities                           (147)
                                                              ------------------

                      CASH FLOWS FROM FINANCING ACTIVITIES

     Increase in deferred registration costs                            (97,715)
     Proceeds from sale of shares of common
          stock to initial stockholders                                  25,000
     Proceeds from note payable, stockholder                             73,100
                                                              ------------------

           Net cash provided by financing activities                        385
                                                              ------------------

Net increase in cash                                                        238

Cash at beginning of the period                                              --
                                                              ------------------

Cash at end of the period                                     $             238
                                                              ------------------





                 See accompanying notes to financial statements.

                                                     CEA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------




1.      ORGANIZATION          CEA Acquisition Corporation ("Company") was
        AND                   incorporated in Delaware on October 14, 2003 as a
        BUSINESS              blank check company, the objective of which is to
        OPERATIONS            acquire an operating business in the
                              entertainment, media and communications industry.
                              The Company's initial stockholders purchased
                              875,000 common shares, $.0001 par value, for $25,000 on October 23, 2003. All activity from
                              October 14, 2003 (inception) through December 31,
                              2003 relates to the Company's formation. The
                              Company has selected December 31, as its fiscal year-end.

                              On February 19, 2004, the Company consummated an Initial Public Offering ("Offering") and raised net proceeds of $21,390,000 which is discussed in
                              Note 2. The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business in the entertainment, media and communications industry ("Business Combination"). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $20,527,500 of the net proceeds is being held in an interest bearing trust account ("Trust Fund") until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United Stated government securities (treasury bills) with a maturity of 180 days or less. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

                              The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have

                                                     CEA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              agreed to vote their 875,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to any Business Combination. After consummation of the Company's first Business Combination, all of these voting safeguards will no longer be applicable.


                              With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Proposed Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders.


                              The Company's Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public Offering price per share in the Offering due to costs related to the Offering (assuming no value is attributed to the warrants contained in the Units in the Offering discussed in Note 2).

                                                     CEA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                   NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.      OFFERING              On February 19, 2004, the Company sold 4,025,000
                              units ("Units") in the offering, which includes all of the 525,000 Units subject to the underwriters' over allotment option. Each Unit consists of one share of the Company's common stock, $.0001 par value, and two Redeemable Common
                              Stock Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or one year from the effective date of the Offering and expiring four years from the date of the prospectus. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given. In connection with this Offering, the Company issued an option for $100 to the representative of the underwriters to purchase
                              350,000 units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.40 per share.


3.      DEFERRED              As of December 31, 2003, the Company has incurred
        REGISTRATION          deferred registration costs of $97,715 relating to
        COSTS                 expenses incurred in connection to the Offering.
                              Upon consummation of the Offering, the deferred registration costs were charged to equity.


4.      NOTE PAYABLE,         The Company issued a $60,000 unsecured
        STOCKHOLDER           non-interest bearing promissory note to a
                              stockholder on October 22, 2003. The stockholder advanced additional amounts aggregating $13,100 through December 31, 2003. The note is payable on the earlier of October 21, 2004 or from the net proceeds of the Offering.

5.      COMMITMENT            The Company presently occupies office space
                              provided by an affiliate of an Initial
                              Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.

6.      PREFERRED STOCK       The Company is authorized to issue 1,000,000
                              shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.


7.      COMMON STOCK          In January 2004, the Company's Board of Directors
                              authorized a 1.1666666 to one forward stock split of its common stock. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the transaction.


                              At February 19, 2004, 9,100,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' units.

                                   SIGNATURES

         Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of March 2004.

                                               CEA ACQUISITION CORPORATION



                                               By:  /s/ J. Patrick Michaels, Jr.
                                                    ----------------------------
                                                    J. Patrick Michaels, Jr.
                                                    Chairman of the Board and
                                                    Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                          Title                               Date
----                                          -----                               ----

/s/ J. Patrick Michaels, Jr.       Chairman of the Board and Chief           March 26, 2004
----------------------------       Executive Officer (Principal
J. Patrick Michaels, Jr.           Executive Officer)


/s/ Brad Gordon                    Chief Financial Officer and Director      March 26, 2004
---------------                    (Chief Accounting Officer and
Brad Gordon                        Principal Account Officer)


/s/ Donald Russell                 Vice Chairman of the Board                March 26, 2004
------------------
Donald Russell


/s/ Robert Moreyra                 Executive Vice President                  March 26, 2004
------------------
Robert Moreyra