Form 10QSB
period 2004-03-31
CEA ACQUISITION CORP
filed 2004-05-14
CIK 1268904

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2004
                                    --------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____________ to _____________

                        Commission File Number 000-50531
                                               ---------

                           CEA Acquisition Corporation
                           ---------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



                  Delaware                                  20-0308891
                  --------                                  ----------
      (State or other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)


          101 East Kennedy Boulevard, Suite 3300, Tampa, Florida 33602
          ------------------------------------------------------------
                     (Address of Principal Executive Office)


                                 (813) 226-8844
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

     As of May 14, 2004, 4,900,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                                                                                    Page
                                                                                    ----
Part I:  Financial Information:

       Item 1 -Financial Statements (Unaudited):

         Balance Sheets                                                               3

         Statements of Operations                                                     4

         Statements of Stockholders' Equity                                           5

         Statements of Cash Flows                                                     6

         Summary of Significant Accounting Policies                                   7

         Notes to Financial Statements                                                8

       Item 2 - Management's Discussion and Analysis or Plan of Operation            11

       Item 3 - Controls and Procedures                                              12

Part II.  Other Information

       Item 2 - Changes in Securities and Small Business Issuer Purchases of
              Equity Securities                                                      13

       Item 5 - Other Information                                                    13

       Item 6 - Exhibits and Reports on Form 8-K                                     13

Signatures and Certifications                                                        15



                                                                                  CEA ACQUISITION CORPORATION
                                                                     (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                                   BALANCE SHEETS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
                                                                                  March 31,      December 31,
                                                                                    2004             2003
                                                                                 (unaudited)
-------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                   $    677,086    $        238
     U.S. Government Securities held in Trust Fund (Note 2)                        20,527,500              --
     Accrued interest receivable, Trust Fund (Note 2)                                  22,191              --
     Prepaid expenses                                                                  84,656              --
                                                                                 ------------    ------------
          Total current assets                                                     21,311,433             238
Deferred registration costs                                                                --          97,715
                                                                                 ------------    ------------
Total assets                                                                     $ 21,311,433    $     97,953
                                                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                                            $     19,906    $         --
     Note payable, stockholder (Note 4)                                                    --          73,100
                                                                                 ------------    ------------
          Total current liabilities                                                    19,906          73,100
                                                                                 ------------    ------------

Common stock, subject to possible redemption,
     804,598 shares at redemption value (Note 2)                                    4,103,450              --
                                                                                 ------------    ------------

Commitment (Note 5)

Stockholders' equity (Notes 2, 3, 6 and 7)
  Preferred stock, $.0001 par value,
     Authorized
          1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 20,000,000 shares
          Issued and outstanding 4,900,000 shares
               (which includes 804,598 subject to
               possible redemption) and
               875,000, respectively                                                      490              87
     Additional paid-in capital                                                    17,311,060          24,913
     Deficit accumulated during development stage                                    (123,473)           (147)
                                                                                 ------------    ------------

          Total stockholders' equity                                               17,188,077          24,853
                                                                                 ------------    ------------
Total liabilities and stockholders' equity                                       $ 21,311,433    $     97,953
                                                                                 ============    ============


    See accompanying summary of significant accounting policies and notes to unaudited financial statements.

                                                     CEA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                            STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------
                                                                Period from
                                             Three months     October 14, 2003
                                                ended          (inception) to
                                            March 31, 2004     March 31, 2004
--------------------------------------------------------------------------------
Expenses:
     General and administrative expenses     $  (146,252)       $  (146,399)
                                             -----------        -----------

     Operating loss                          $  (146,252)       $  (146,399)

Other income:
     Interest income                         $    22,926        $    22,926
                                             -----------        -----------

Net loss                                     $  (123,326)       $  (123,473)
                                             -----------        -----------


Basic and fully diluted net loss per share   $      (.05)
                                             -----------

Weighted average common shares outstanding     2,688,462
                                             -----------



See accompanying summary of significant accounting policies and notes to unaudited financial statements.


                                                                                                         CEA ACQUISITION CORPORATION
                                                                                            (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                                      STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Deficit
                                                                                                         accumulated
                                               Preferred Stock         Common Stock      Additional      during the
                                               ---------------         ------------        Paid-In       development
                                               Shares   Amount      Shares      Amount     Capital          stage        Total
------------------------------------------------------------------------------------------------------------------------------------
Balance, October 14, 2003 (inception)             --   $  --             --   $     --   $        ---   $       --    $         --

Issuance of common stock to
     initial stockholders                         --      --        875,000         87         24,913           --          25,000

Net loss for the period                           --      --             --         --             --         (147)           (147)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2003                        --      --        875,000         87         24,913         (147)         24,853

Sale of 4,025,000 units, net of underwriters'
   discount and offering expenses (includes
   804,598 shares subject to possible             --      --      4,025,000        403     17,286,147           --      17,286,550
   redemption)

Net loss for the period (unaudited)               --      --             --         --             --     (123,326)       (123,326)

------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2004 (unaudited)               --      --      4,900,000   $    490   $ 17,311,060   $ (123,473)   $ 17,188,077
------------------------------------------------------------------------------------------------------------------------------------




    See accompanying summary of significant accounting policies and notes to unaudited financial statements.

                                                                    CEA ACQUISITION CORPORATION
                                                        A CORPORATION IN THE DEVELOPMENT STAGE)

                                                           STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------------------------
                                                                Three months  October 14, 2003
                                                                   ended       (inception) to
                                                               March 31, 2004  March 31, 2004
-----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                $   (123,326)   $   (123,473)
       Adjustments to reconcile net loss to net cash
           used in operating activities:
           Increase in accrued interest receivable                  (22,191)        (22,191)
           Increase in prepaid expenses                             (84,656)        (84,656)
           Increase in accrued expenses                              19,906          19,906
                                                               ------------    ------------
               Net cash used in operating activities               (210,267)       (210,414)
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     U.S. Government securities held in Trust Fund              (20,527,500)    (20,527,500)
                                                               ------------    ------------
           Net cash used in investing activities                (20,527,500)    (20,527,500)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from public offering of 4,025,000 units net        21,487,715      21,487,715
     Deferred registration costs                                         --         (97,715)
     Proceeds from issuance of common
          stock to initial stockholders                                  --          25,000
     Proceeds from note payable, stockholder                         21,200          94,300
     Repayment of note payable, stockholder                         (94,300)        (94,300)
                                                               ------------    ------------
           Net cash provided by financing activities             21,414,615      21,415,000
                                                               ------------    ------------

Net increase in cash                                                676,848         677,086
Cash at beginning of the period                                         238              --
                                                               ------------    ------------
Cash at end of the period                                      $    677,086    $    677,086
                                                               ------------    ------------





See accompanying summary of significant accounting policies and notes to unaudited financial statements

                                                     CEA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS           The Company considers all highly liquid
                                    investments with original maturities of
                                    three months or less to be cash equivalents.

INCOME TAXES                        The Company follows Statement of Financial
                                    Accounting Standards No. 109 ("SFAS No.
                                    109"), "Accounting for Income Taxes" which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The Company has a net operating loss carryforward of approximately $123,000 available to reduce any future income taxes. The tax benefit of this loss, approximately $49,000 has been fully offset by a valuation allowance due to the uncertainty of its realization.

NET LOSS PER SHARE                  Net loss per share is computed on the basis
                                    of the weighted average number of common shares outstanding during the period, including common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock warrants.

USE OF ESTIMATES                    The preparation of financial statements in
                                    conformity with accounting principles
                                    generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                                                     CEA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       BASIS OF PRESENTATION              The financial statements are
                                            unaudited and include the accounts
                                            of CEA Acquisition Corporation (a
                                            corporation in the development
                                            stage) ("Company").

                                            In the opinion of management, all
                                            adjustments (consisting of normal
                                            accruals) have been made that are
                                            necessary to present fairly the
                                            financial position of the Company as
                                            of March 31, 2004 and the results of
                                            its operations and its cash flow for
                                            the three months ended March 31,
                                            2004. Operating results for the
                                            interim period presented are not
                                            necessarily indicative of the
                                            results to be expected for a full
                                            year.

                                            The statements and related notes
                                            have been prepared pursuant to the
                                            rules and regulations of the U.S.
                                            Securities and Exchange Commission.
                                            Accordingly, certain information and
                                            footnote disclosures normally
                                            included in financial statements
                                            prepared in accordance with
                                            generally accepted accounting
                                            principles have been omitted
                                            pursuant to such rules and
                                            regulations. These financial
                                            statements should be read in
                                            conjunction with the financial
                                            statements that were included in the
                                            Company's Annual Report on Form
                                            10-KSB for the fiscal year ended
                                            December 31, 2003.

2.       ORGANIZATION AND
         BUSINESS OPERATIONS                The Company was incorporated in
                                            Delaware on October 14, 2003 as a
                                            blank check company, the objective
                                            of which is to acquire an operating
                                            business in the entertainment, media
                                            and communications industry. The
                                            Company's initial stockholders
                                            purchased 875,000 common shares,
                                            $.0001 par value, for $25,000 on
                                            October 23, 2003.

                                            On February 19, 2004, the Company
                                            consummated an Initial Public
                                            Offering ("Offering") and raised net
                                            proceeds of $21,390,000 which is
                                            discussed in Note 3. The Company's
                                            management has broad discretion with
                                            respect to the specific application
                                            of the net proceeds of this
                                            Offering, although substantially all
                                            of the net proceeds of this Offering
                                            are intended to be generally applied
                                            toward consummating a business
                                            combination with a operating
                                            business in the entertainment, media
                                            and communications industry
                                            ("Business Combination").
                                            Furthermore, there is no assurance
                                            that the Company will be able to
                                            successfully effect a Business
                                            Combination. An amount of
                                            $20,527,500 of the net proceeds is
                                            being held in an interest bearing
                                            trust account ("Trust Fund") until
                                            the earlier of (i) the consummation
                                            of its first Business Combination or
                                            (ii) liquidation of the Company.
                                            Under the agreement governing the
                                            Trust Fund, funds will only be
                                            invested in United Stated government
                                            securities (treasury bills) with a
                                            maturity of 180 days or less. The
                                            remaining proceeds may be used to
                                            pay for business, legal and
                                            accounting due diligence on
                                            prospective acquisitions and
                                            continuing general and
                                            administrative expenses.

                                                     CEA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                            The Company, after signing a
                                            definitive agreement for the
                                            acquisition of a target business,
                                            will submit such transaction for
                                            stockholder approval. In the event
                                            that stockholders owning 20% or more
                                            of the outstanding stock excluding,
                                            for this purpose, those persons who
                                            were stockholders prior to the
                                            Offering, vote against the Business
                                            Combination, the Business
                                            Combination will not be consummated.
                                            All of the Company's stockholders
                                            prior to the Offering, including all
                                            of the officers and directors of the
                                            Company ("Initial Stockholders"),
                                            have agreed to vote their 875,000
                                            founding shares of common stock in
                                            accordance with the vote of the
                                            majority in interest of all other
                                            stockholders of the Company ("Public
                                            Stockholders") with respect to any
                                            Business Combination. After
                                            consummation of the Company's first
                                            Business Combination, all of these
                                            voting safeguards will no longer be
                                            applicable.

                                            With respect to the first Business
                                            Combination which is approved and
                                            consummated, any Public Stockholder
                                            who voted against the Business
                                            Combination may demand that the
                                            Company redeem his shares. The per
                                            share redemption price will equal
                                            the amount in the Trust Fund as of
                                            the record date for determination of
                                            stockholders entitled to vote on the
                                            Business Combination divided by the
                                            number of shares of common stock
                                            held by Public Stockholders at the
                                            consummation of the Proposed
                                            Offering. Accordingly, Public
                                            Stockholders holding 19.99% of the
                                            aggregate number of shares owned by
                                            all Public Stockholders may seek
                                            redemption of their shares in the
                                            event of a Business Combination.
                                            Such Public Stockholders are
                                            entitled to receive their per share
                                            interest in the Trust Fund computed
                                            without regard to the shares held by
                                            Initial Stockholders. In this
                                            respect, $4,103,450 has been
                                            classified as common stock subject
                                            to possible redemption.

                                            The Company's Certificate of
                                            Incorporation provides for mandatory
                                            liquidation of the Company, without
                                            stockholder approval, in the event
                                            that the Company does not consummate
                                            a Business Combination within 18
                                            months from the date of the
                                            consummation of the Offering, or 24
                                            months from the consummation of the
                                            Offering if certain extension
                                            criteria have been satisfied. In the
                                            event of liquidation, it is likely
                                            that the per share value of the
                                            residual assets remaining available
                                            for distribution (including Trust
                                            Fund assets) will be less than the
                                            initial public Offering price per
                                            share in the Offering due to costs
                                            related to the Offering (assuming no
                                            value is attributed to the warrants
                                            contained in the Units in the
                                            Offering discussed in Note 3).

3.       OFFERING                           On February 19, 2004, the Company
                                            sold 4,025,000 units ("Units") in
                                            the Offering, which includes all of
                                            the 525,000 Units subject to the
                                            underwriters' over allotment option.
                                            Each Unit consists of one share of
                                            the Company's common stock, $.0001
                                            par value, and two Redeemable

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

4.       NOTE PAYABLE, STOCKHOLDER          The Company issued a $60,000
                                            unsecured non-interest bearing
                                            promissory note to a stockholder on
                                            October 22, 2003. The stockholder
                                            advanced additional amounts
                                            aggregating $34,300 through January
                                            31, 2004. This note was paid in full
                                            on March 3, 2004 from the net
                                            proceeds of the Offering.

5.       COMMITMENT                         The Company presently occupies
                                            office space provided by an
                                            affiliate of an Initial Stockholder.
                                            Such affiliate has agreed that,
                                            until the acquisition of a target
                                            business by the Company, it will
                                            make such office space, as well as
                                            certain office and secretarial
                                            services, available to the Company,
                                            as may be required by the Company
                                            from time to time. The Company is
                                            obligated to pay such affiliate
                                            $7,500 per month for such services
                                            commencing on February 19, 2004, the
                                            effective date of the Offering and
                                            $10,086 with respect to such
                                            services is included in accrued
                                            expenses at March 31, 2004.

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

7.       COMMON STOCK                       In January 2004, the Company's Board
                                            of Directors authorized 1.666666 to
                                            one forward stock split of its
                                            common stock. All references in the
                                            accompanying financial statements to
                                            the numbers of shares have been
                                            retroactively restated to reflect
                                            the transaction.

                                            At March 31, 2004, there were
                                            9,100,000 shares of common stock
                                            reserved for issuance upon exercise
                                            of redeemable warrants and
                                            underwriters' unit purchase option.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

         The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

         We consummated our initial public offering on February 19, 2004. Net loss of $123,326 reported for the quarter consists of $97,336 excess offering expenses, $10,086 expense for a monthly administrative services agreement, $10,315 for professional fees, $9,000 expense for officer liability insurance, $8,861 for travel expenses, and $10,654 for other expenses. Interest income on the Trust Fund investment was $22,191 along with $735 of other interest income.

         We consummated our initial public offering on February 19, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters' over-allotment option, were $24,150,000. After deducting offering expenses of $1,069,500 including $724,500 evidencing the underwriters' non-accountable expense allowance of 3% of the gross proceeds, and underwriting discounts of $1,690,500, net proceeds were $21,390,000. Of this amount, $20,527,500 is held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through February 18, 2006, assuming that a business combination is not consummated during that time. Over this time period, we anticipate $180,000 for the administrative fee payable to CEA Group LLC ($7,500 per month for two years), approximately $150,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $285,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $60,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

         We are obligated, commencing February 12, 2004, to pay to CEA Group, one of our initial stockholders and an affiliate of J. Patrick Michaels, Jr., a monthly fee of $7,500 for general and administrative services. In addition, in October 2003 and January 2004, CEA Group, LLC advanced an aggregate of $94,300 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These amounts were repaid in March 2004 out of proceeds of our initial public offering.

ITEM 3.  CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         On February 19, 2004, we closed our initial public offering of 3,500,000 Units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-110365). The Securities and Exchange Commission declared the registration statement effective on February 12, 2004.

         On February 12, 2004, the underwriters exercised their over-allotment option to purchase 525,000 Units at the initial public offering price of $6.00 per share. With the over-allotment option, the aggregate initial offering proceeds totaled $24,150,000.

         We paid a total of $1,690,500 in underwriting discounts and commissions, and approximately $1,069,500 has been paid for costs and expenses related to the offering, including $724,500 for the underwriters' non-accountable expense allowance of 3% of the gross proceeds.

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $21,390,000, of which $20,527,500 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through March 31, 2004, we have used approximately $210,000 of cash for operating expenses and $94,300 to repay advances made to us by one of our initial stockholders.

ITEM 5: OTHER INFORMATION

         In April 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics has been filed as an exhibit to this Quarterly Report on Form 10-QSB.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  14 - Code of Ethics

                  31.1 - Section 302 Certification by CEO

                  31.2 - Section 302 Certification by CFO

                  32.1 - Section 906 Certification by CEO

                  32.2 - Section 906 Certification by CFO


         (b)      Reports on Form 8-K:

                  Date                       Items        Financial Statements
                  ----                       -----        ---------------------
                  February 19, 2004           5, 7        Audited Financial Statements for the periods from October 14,
                                                          2003 (inception) to February 19, 2004, January 1, 2004 to
                                                          February 19, 2004, October 14, 2003 (inception) to December 31 and October 14, 2003 (Inception) to October 31, 2003

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           CEA ACQUISITION CORPORATION

Dated:  May 14, 2004
                              /s/ J. Patrick Michaels, Jr.
                              --------------------------------------------------
                              J. Patrick Michaels, Jr.
                              Chairman of the Board and Chief Executive Officer



                              /s/ Brad Gordon
                              --------------------------------------------------
                              Brad Gordon
                              Chief Financial Officer