Form 10QSB
period 2004-09-30
CEA ACQUISITION CORP
filed 2004-11-15
CIK 1268904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     As of November 9, 2004, 4,900,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):     Yes ☐ No ☒

CEA Acquisition Corporation
(a corporation in the development stage)

Financial Statements (Unaudited)

CEA Acquisition Corporation
(a corporation in the development stage)

Balance Sheets

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$538,398	$238
U.S. Government Securities held in Trust Fund (Note 2)	20,625,755	—
Accrued interest receivable, Trust Fund (Note 2)	33,433	—
Prepaid expenses	48,780	—

Total current assets	21,246,366	238
Deferred registration costs	—	97,715

Total assets	$21,246,366	$97,953

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$1,499	$—
Note payable, stockholder (Note 4)	—	73,100

Total current liabilities	1,499	73,100

Common stock, subject to possible redemption, 804,598 shares at redemption value (Note 2)	4,103,450	—

Commitment (Note 5)
Stockholders’ equity (Notes 2, 3, 6 and 7)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value Authorized 20,000,000 shares Issued and outstanding 4,900,000 shares (which includes 804,598 subject to possible redemption), and 875,000, respectively	490	87
Additional paid-in capital	17,311,060	24,913
Deficit accumulated during development stage	(170,133)	(147)

Total stockholders’ equity	17,141,417	24,853

Total liabilities and stockholders’ equity	$21,246,366	$97,953

See accompanying summary of significant accounting policies and notes to unaudited financial statements.

CEA Acquisition Corporation
(a corporation in the development stage)

Statements of Operations (Unaudited)

			Period from
	Three months	Nine months	October 14, 2003
	ended	ended	(inception) to
	September 30, 2004	September 30, 2004	September 30, 2004
Expenses:
General and administrative expenses	$(82,162)	$(305,644)	$(305,791)

Operating loss	$(82,162)	$(305,644)	$(305,791)
Other income:
Interest income	$39,747	$135,658	$135,658

Net loss	$(42,415)	$(169,986)	$(170,133)

Basic and fully diluted net loss per share	$(.01)	$(.04)

Weighted average common shares outstanding	4,900,000	4,166,822

See accompanying summary of significant accounting policies and notes to unaudited financial statements.

CEA Acquisition Corporation
(a corporation in the development stage)

Statements of Stockholders’ Equity (Unaudited)

	Preferred Stock		Common Stock		Additional	Deficit accumulated
					Paid-In	during the
	Shares	Amount	Shares	Amount	Capital	development stage	Total
Balance, October 14, 2003 (inception)	—	$—	—	$—	$—	$—	$—
Sale of 875,000 shares of common stock to initial stockholders	—	—	875,000	87	24,913	—	25,000
Net loss for the period	—	—	—	—	—	(147)	(147)

Balance, December 31, 2003	—	—	875,000	87	24,913	(147)	24,853
Sale of 4,025,000 units, net of underwriters’ discount and offering expenses (includes 804,598 shares subject to possible redemption)	—	—	4,025,000	403	17,286,147	—	17,286,550
Net loss for the period (unaudited)	—	—	—	—	—	(169,986)	(169,986)

Balance, September 30, 2004 (Unaudited)	—	—	4,900,000	$490	$17,311,060	$(170,133)	$17,141,417

See accompanying summary of significant accounting policies and notes to unaudited financial statements.

CEA Acquisition Corporation

(a corporation in the development stage)

Statements of Cash Flows (Unaudited)

	Nine months	October 14, 2003
	ended	(inception) to
	September 30, 2004	September 30, 2004
Cash Flows from Operating Activities
Net loss	$(169,986)	$(170,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on maturity of U.S. Government Securities held in Trust Fund	(98,750)	(98,750)
Increase in prepaid expenses	(48,780)	(48,780)
Increase in accrued expenses	1,499	1,499

Net cash used in operating activities	(316,017)	(316,164)

Cash Flows from Investing Activities
Purchase of U.S. Government Securities held in Trust Fund	(41,153,005)	(41,153,005)
Increase in accrued interest receivable	(33,433)	(33,433)
Maturity of U.S. Government Securities held in Trust Fund	20,626,000	20,626,000

Net cash used in investing activities	(20,560,438)	(20,560,438)

Cash Flows from Financing Activities
Proceeds from public offering of 4,025,000 units, net	21,487,715	21,487,715
Deferred registration costs	—	(97,715)
Proceeds from sale of shares of common stock to initial stockholders	—	25,000
Proceeds from note payable, stockholder	21,200	94,300
Repayment of note payable, stockholder	(94,300)	(94,300)

Net cash provided by financing activities	21,414,615	21,415,000

Net increase in cash	538,160	538,398
Cash and cash equivalents at beginning of the period	238	—

Cash and cash equivalents at end of the period	$538,398	$538,398

See accompanying summary of significant accounting policies and notes to unaudited financial statements.

CEA Acquisition Corporation
(a corporation in the development stage)

Summary of Significant Accounting Policies

Cash & Cash Equivalents	The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes	The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company has a net operating loss carryforward of approximately $170,000 available to reduce any future income taxes. The tax benefit of this loss, approximately $66,000, has been fully offset by a valuation allowance due to the uncertainty of its realization.

Net Loss Per Share	Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the period, including common stock equivalents (unless anti-dilutive) which would arise from the exercise of stock warrants.

Use of Estimates	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

CEA Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Financial Statements

1.	Basis of Presentation	The financial statements are unaudited and include the accounts of CEA Acquisition Corporation (a corporation in the development stage) (“Company”).

In the opinion of management, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of its operations and its cash flows for the period from January 1, 2004 through September 30, 2004. Operating results for the interim period presented are not necessarily indicative of the results to be expected for a full year.

The statements and related notes have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Form 10-KSB for the period ended December 31, 2003.

2.	Organization and Business Operations	The Company was incorporated in Delaware on October 14, 2003 as a blank check company, the objective of which is to acquire an operating business in the entertainment, media and communications industry. The Company’s initial stockholders purchased 875,000 common shares, $.0001 par value, for $25,000 on October 23, 2003.

On February 19, 2004, the Company consummated an Initial Public Offering (“Offering”) and raised net proceeds of $21,390,000 which is discussed in Note 3. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business in the entertainment, media and communications industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $20,659,188 (which includes accrued interest of $33,433) is being held in an interest bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United Stated government securities

CEA Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Financial Statements

(treasury bills) with a maturity of 180 days or less. The remaining net proceeds (not held in trust) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that public stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 875,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of the Company’s Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Proposed Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. In this respect, $4,103,450 has been classified as common stock subject to possible redemption.

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

CEA Acquisition Corporation
(a corporation in the development stage)

Notes to Unaudited Financial Statements

3.	Offering	The Company sold 4,025,000 units (“Units”) in the offering, which includes all of the 525,000 Units subject to the underwriters’ over allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given. In connection with this Offering, the Company issued an option for $100 to the representative of the underwriters to purchase 350,000 units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.40 per share.

4.	Note Payable, Stockholder	The Company issued a $60,000 unsecured non-interest bearing promissory note to a stockholder on October 22, 2003. The stockholder advanced additional amounts aggregating $34,300 through January 31, 2004. This note was paid in full on March 3, 2004 from the net proceeds of the Offering.

5.	Commitment	The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $7,500 per month for such services commencing from February 19, 2004, the effective date of the Offering.

6.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7.	Common Stock	In January 2004, the Company’s Board of Directors authorized 1.666666 to one forward stock split of its common stock. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the transaction.

At September 30, 2004, there were 9,100,000 shares of common stock reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

CEA Acquisition Corporation
(a corporation in the development stage)

Unaudited Financial Statements
Nine months ended September 30, 2004 and
For the Period from October 14, 2003 (inception) to September 30, 2004

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

     Net loss of $42,415 for the three months ended September 30, 2004 consists of $22,500 expense for a monthly administrative services agreement, $35,029 for professional fees, $13,500 expense for officer liability insurance, $4,763 for travel expenses and $6,370 for other expenses. Interest income on the Trust Fund investment was $38,304 along with $1,443 of other interest income.

     Net loss of $169,986 for the nine months ended September 30, 2004 consists of $55,086 expense for a monthly administrative services agreement, $91,276 for professional fees, $33,750 expense for officer liability insurance, $20,061 for travel expenses and $105,471 for other expenses. Interest income on the Trust Fund investment was $131,938 along with $3,720 of other interest income.

     We consummated our initial public offering on February 19, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters’ over-allotment option, were $24,150,000. After deducting offering expenses of $1,069,500 including $724,500 evidencing the underwriters’ non-accountable expense allowance of 3% of the gross proceeds, and underwriting discounts of $1,690,500, net proceeds were $21,390,000. Of this amount, $20,659,188 (which includes accrued interest of $33,433 and interest collected of $98,750) is being held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through February 18, 2006, assuming that a business combination is not consummated during that time. Over this time period, we anticipate $180,000 for the administrative fee payable to CEA Group LLC ($7,500 per month for two years), approximately $150,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $285,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $60,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

     Commencing February 12, 2004, we pay CEA Group, one of our initial stockholders and an affiliate of J. Patrick Michaels, Jr., a monthly fee of $7,500 for general and administrative services. In addition, in October 2003 and January 2004, CEA Group, LLC advanced an aggregate of $94,300 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in March 2004 out of proceeds of our initial public offering.

ITEM 3. CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $21,390,000, of which $20,527,500 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through September 30, 2004, we have used approximately $229,802 of cash for operating expenses and $94,300 to repay advances made to us by one of our initial stockholders.

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

Dated: November 9, 2004

/s/ J. Patrick Michaels, Jr.

J. Patrick Michaels, Jr.
Chairman of the Board and Chief Executive Officer

/s/ Brad Gordon

Brad Gordon
Chief Financial Officer