Form 10KSB
period 2004-12-31
CEA ACQUISITION CORP
filed 2005-03-18
CIK 1268904

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-KSB

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________to ______________

Commission File Number 000-50531

CEA Acquisition Corporation

(Name of Small Business Issuer in Its Charter)

Delaware	20-0178991
(State of Incorporation)	(Small Business Issuer
I.R.S. Employer I.D. Number)

101 East Kennedy Boulevard, Suite 3300	33602
(zip code)
Tampa, Florida
(Address of principal executive offices)

(813) 226-8844
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑   No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for the fiscal year ended December 31, 2004 were $0.

As of March 15, 2005, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $15,670,593.

As of March 15, 2005, there were 4,900,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☑

PART I

ITEM 1. DESCRIPTION OF BUSINESS

     CEA Acquisition Corporation is a blank check company formed on October 14, 2003 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the entertainment, media and communications industry.

     On February 19, 2004, we closed our initial public offering of 4,025,000 units, including 525,000 units issued upon exercise of the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,150,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $21,390,000, of which $20,527,250 was deposited into a trust fund and the remaining proceeds ($862,750) are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2004, we have used $353,817 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2004, there was $20,745,997 (including accrued interest receivable) held in the trust fund.

     We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

The entertainment, media and communications industry

     The entertainment, media and communications industry encompasses those companies which create, produce, deliver, distribute and/or market entertainment and information products and includes among others:

•	broadcast television;

•	cable and satellite television;

•	filmed entertainment;

•	publishing;

•	specialty media;

•	radio broadcasting;

•	recorded music and music publishing;

•	theme park attractions;

•	video games;

•	interactive multimedia software; and

•	voice and data transmission services.

Our strategic focus

     Although we may consummate a business combination with a target business in any segment of the entertainment, media and communications industry, we believe the following areas are most likely to produce attractive opportunities:

     Cable and Satellite Television

     The cable and satellite television segment is comprised of companies that own and operate wired cable television systems, satellite television services, and cable television networks. Over the last several years, cable television systems have significantly expanded their distribution and programming capacity through the use of digital compression technology. As a result, companies have been able to increase the number and types of channels that they can offer to customers. Examples include:

•	network-type programming for thematic channels such as comedy, sporting news or science fiction channels;

•	special interest programming such as music video channels dedicated to specific forms of music such as country, pop or rap;

•	special event programming such as concerts or plays; and

•	interactive and collaborative programming where viewers compete with players on the program or with other households.

     Broadcast Television

     The broadcast television segment consists of companies that own television networks and/or station groups.

     Radio Broadcasting

     The radio broadcasting segment consists of companies that operate radio networks and stations as well as operate satellite radio services.

     Newspaper Publishing

     The newspaper publishing segment includes companies that publish daily and weekly mass-market newspapers primarily in greater metropolitan areas of the United States and Canada.

Consumer Magazine Publishing

     The consumer magazine publishing segment consists of companies that have significant consumer magazine publishing operations.

     Specialty Media

     The specialty media and marketing services segment consists of companies that generate significant revenues from providing a broad range of marketing communications, products and services. The companies in this segment are divided into the following categories:

•	direct marketing and promotional services companies that provide services including in-store marketing and promotion, direct mail, membership clubs, telemarketing, merchandising and other components of promotion and direct marketing;

•	outdoor advertising, including billboards and blimps;

•	telephone directory publishing including yellow pages and other advertising-based directories;

•	specialty publishing and syndication including comic books and coloring books; and

•	other advertising, marketing and public relation services.

     Selection of a target business and structuring of a business combination

     We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers, directors and special advisor as well as their affiliates may also bring to our attention target business candidates. We have, and may again in the future, engage professional firms that specialize in business acquisitions to assist us in our search for a target business. If we do, we may be required to pay such firm a finder’s fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our “Founders”) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

     Our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the entertainment, media and communications industry; and

•	costs associated with effecting the business combination.

     These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

     Fair Market Value of Target Business

     The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

     Opportunity for stockholder approval of business combination

     Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

     In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering (“Founder Shares”) in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in such offering (“IPO Shares”). This voting arrangement shall not apply to shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares are voted in favor of the business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

     Conversion rights

     At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the total number of IPO Shares. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. As of December 31, 2004, the per-share conversion price was $5.14 (inclusive of interest).

     Liquidation if no business combination

     If we do not complete a business combination by August 19, 2005, or by February 19, 2006 if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

     If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to August 19, 2005, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by February 19, 2006, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

     If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, and without taking into account interest, if any, earned on the trust fund, the per-share liquidation price would be $5.14. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. J. Patrick Michaels, Jr., our chairman of the board and chief executive officer, and Robert Moreyra, our executive vice president and a member of our board of directors, have each agreed that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, in excess of the net proceeds of our initial public offering not held in the trust account.

Competition

     In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

     If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business in the entertainment, media and communications industry. There is substantial competition in all aspects and segments of the entertainment, media and communications industry. Numerous companies, most of which have substantially greater financial resources available to them than we do, are already engaged in the industry segments we intend to focus on. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

     We have four executive officers and one special advisor. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

Risks associated with our business

     In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited resources.

     We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business in the entertainment, media and communications industry. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.14 per share.

     Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than $5.14, plus interest, due to claims of creditors. If we liquidate before the completion of a business combination, J. Patrick Michaels, Jr., our chairman of the board and chief executive officer, and Robert Moreyra, our executive vice president and a member of our board of directors, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Messrs. Michaels and Moreyra will be able to satisfy those obligations.

Since we have not currently selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business’ operations.

     Since we have not yet identified a prospective target business, there is basis for investors to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

     Our certificate of incorporation authorizes the issuance of up to 20,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 6,000,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and options) and all of the 1,000,000 shares of preferred stock available for issuance. Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

     Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

It is likely that our current officers and directors will resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

     Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

     Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Some of our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

     Some of our officers and directors may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they have fiduciary obligations to. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

All of our officers and directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

     All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

     We presently have $20,745,997 (including accrued interest receivable) on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will have the ability to complete only a single business combination. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

     In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination with growth potential.

     We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions in the entertainment, media and communications industry. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

     Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our existing stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

     Our board of directors is divided into three classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our existing stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our existing stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

     We currently have outstanding warrants to purchase 8,050,000 shares of common stock and an option to purchase 350,000 shares of common stock and warrants to purchase an additional 700,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If our Founders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

     Our Founders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 875,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities.

     Our securities are traded on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

     If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;’

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

     We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Risks associated with the entertainment, media and communications industry

The speculative nature of the entertainment, media and communications industry may negatively impact our results of operations.

     Certain segments of the entertainment, media and communications industry are highly speculative and historically have involved a substantial degree of risk. For example, the success of a particular film, video game, program or recreational attraction depends upon unpredictable and changing factors, including the success of promotional efforts, the availability of alternative forms of entertainment and leisure time activities, general economic conditions, public acceptance and other tangible and intangible factors, many of which are beyond our control. If we complete a business combination with a target business in such a segment, our operations may be adversely affected.

Changes in technology may adversely affect our operations and financial condition following a business combination.

     The entertainment, media and communications industry is substantially affected by rapid and significant changes in technology. These changes may render certain existing services and technologies used in the industry obsolete. We cannot assure you that the technologies used by or relied upon by a target business with which we effect a business combination will not be subject to such obsolescence. While we may attempt to adapt and apply the services provided by the target business to newer technologies, we cannot assure you that we will have sufficient resources to fund these changes or that these changes will ultimately prove successful.

If, following a business combination, the products that we market or sell are not accepted by the public, our results of operations will be adversely affected.

Certain segments of the entertainment, media and communications industry are dependent on developing and marketing new products and services that respond to technological and competitive developments and changing customer needs. We cannot assure you that the products and services of a target business with which we effect a business combination will gain market acceptance. Any significant delay or failure in developing new or enhanced technology, including new product and service offerings, could result in a loss of actual or potential market share and a decrease in revenues.

If we are unable to protect our intellectual property rights following a business combination, competitors may be able to use our technology or trademarks, which could weaken our competitive position.

     If we are successful in acquiring a target business and the target business is the owner of proprietary programming, characters, software or technology, our success will depend in part on our ability to obtain and enforce intellectual property rights for those assets, both in the United States and in other countries. In those circumstances, we may file applications for patents, copyrights and trademarks as our management deems appropriate. We cannot assure you that these applications, if filed, will be approved, or that we will have the financial and other resources necessary to enforce our proprietary rights against infringement by others. Additionally, we cannot assure you that any patent, trademark or copyright obtained by us will not be challenged, invalidated or circumvented.

We may not be able to successfully compete in our desired industry and segments, which are characterized by the existence of large competitors and rapidly changing technology.

     There is substantial competition in all aspects and segments of the entertainment, media and communications industry. Numerous companies, most of which have substantially greater financial resources available to them than we will, are already engaged in the various segments in which we may seek to engage. We cannot assure you that we will be able to compete successfully with others in the relevant market upon the successful acquisition of a target business.

We may not be able to comply with government regulations that may be adopted with respect to the entertainment, media and communications industry.

     Certain segments of the entertainment, media and communications industry, including broadcast networks, cable networks and radio stations, have historically been subject to substantial regulation at the Federal, state and local levels. In the past, the regulatory environment, particularly with respect to the telecommunications industry and the television and radio industry, has been fairly rigid. We cannot assure you that regulations currently in effect or adopted in the future will not have a material adverse affect on any target business acquired by us.

ITEM 2. DESCRIPTION OF PROPERTY

     We maintain our executive offices at 101 East Kennedy Boulevard, Suite 3300, Tampa, Florida pursuant to an agreement with CEA Group, LLC, one of our founding stockholders and an entity that is ultimately owned by J. Patrick Michaels, Jr., our chairman and chief executive officer. We pay CEA Group a monthly fee of $7,500 which is for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the Tampa, Florida metropolitan area, that the fee charged by CEA Group is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols CEACU, CEAC and CEACW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on February 13, 2004 and since the common stock and warrants commenced public trading on February 26, 2004. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2005:
First Quarter*	8.00	7.15	5.50	5.20	1.25	0.95

2004:
Fourth Quarter	7.30	6.01	5.40	4.92	1.08	0.60
Third Quarter	6.73	6.00	4.96	4.81	0.94	0.62
Second Quarter	7.25	6.27	5.04	4.74	1.10	0.79
First Quarter	6.40	5.90	4.80	4.74	0.85	0.625

*Through March 15, 2005

Holders

     As of March 15, 2005, there were 1 holder of record of our units, 6 holders of record of our common stock and 1 holder of record of our warrants.

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

Initial Public Offering

     On February 19, 2004, we closed our initial public offering of 4,025,000 units, including 525,000 units issued upon exercise of the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,150,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-110365). The Securities and Exchange Commission declared the registration statement effective on February 12, 2004.

     We paid a total of $1,690,500 in underwriting discounts and commissions and approximately $1,069,500 for other costs and expenses related to the offering, including $724,500 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $21,390,000, of which $20,527,250 was deposited into a trust fund and the remaining proceeds ($862,750) are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2004, we have used $353,817 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $205,178 in interest through December 31, 2004.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     We consummated our initial public offering on February 19, 2004. Operations commenced February 20, 2004. All activity from October 14, 2003 through February 19, 2004 related to our formation and our initial public offering.

     Net loss of $181,734 for the fiscal year ending December 31, 2004 consisted of $77,586 expense for a monthly administrative services agreement, $128,828 for professional fees, $47,250 expense for officer liability insurance, $22,580 for travel expenses and $132,577 for other expenses. Interest income on the Trust Fund investment was $222,007 along with $5,080 of other interest income.

     $20,527,250 of the net proceeds of our initial public offering are in trust, with the remaining net proceeds of $862,750 being available to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of our initial public offering not held in trust to identify and evaluate prospective acquisition candidates, select the target business, and structure, negotiate and consummate the business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing to effect a business combination. To the extent that our capital stock or debt securities are used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other available cash will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through February 18, 2006, assuming that a business combination is not consummated during that time. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a financing simultaneously with the consummation of a business combination.

     We are obligated to pay to CEA Group, one of our Founders and an affiliate of J. Patrick Michaels, Jr., a monthly fee of $7,500 for general and administrative services. In addition, in October 2003 and January 2004, CEA Group, LLC advanced an aggregate of $94,300 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in March 2004 out of proceeds of our initial public offering.

ITEM 7. FINANCIAL STATEMENTS

     This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. CONTROL AND PROCEDURES

     An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2004 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Since our inception through December 31, 2004, there were no significant changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
J. Patrick Michaels, Jr.	60	Chairman of the Board and Chief Executive Officer

Donald Russell	52	Vice Chairman

Robert Moreyra	46	Executive Vice President and Director

Brad A. Gordon	50	Chief Financial Officer and Director

Peter Collins		Director

     J. Patrick Michaels, Jr. has been our chairman of the board and chief executive officer since our inception. Mr. Michaels has been the chairman of the board and chief executive officer of CEA Capital Group, LLC, an investment banking firm that provides investment and merchant banking services exclusively to the entertainment, media and communications industries, since he founded the firm in 1973. He is also a member of each Investment Committee for all of Communications Equity Associates’ private equity funds. In July 2000, Mr. Michaels founded Atlantic American Corporate Group, LLC, the parent company of a number of private investment banking companies, and has been its chairman of the board and chief executive officer since its founding. Mr. Michaels has also been the chairman of the board of CEA Group, one of our Founders and the entity that is providing us with general and administrative services, since August 1999. He received a B.S. from Tulane University, where he graduated magna cum laude, was a member of Phi Beta Kappa and Phi Beta Sigma and was also a Tulane Scholar and Tulane Fellow. In addition, Mr. Michaels studied at the London School of Economics and later received a M.A. from the Annenberg School of Communications at the University of Pennsylvania. He received the President’s Medal from the University of South Florida and an American Broadcasting Corporation Fellowship from the University of Pennsylvania. He also holds an honorary master’s degree from St. Leo College.

     Donald Russell has been our vice chairman of the board since our inception. Mr. Russell has been the chairman of the Investment Committee for CEA Capital Partners USA, L.P., a $150 million private equity fund, since its inception in February 1997. He also has been a member of the Investment Committee of Seaport Capital Partners II, L.P., a $250 million private equity fund, since its inception in February 2000. Both of these funds are focused on the entertainment, media, telecommunications and information services industries and are operated by CEA Capital Group, LLC through its subsidiary, CEA Capital Advisors, LLC. From July 1987 to June 1994, he was president of Communications Equity Associates’ New York affiliate, CEA, Inc., and was responsible for overseeing CEA’s mergers, acquisitions and corporate financing businesses in the cable television and broadcasting segments. Mr. Russell received a B.A. in economics from Colgate University. He was also elected to the Society of International Business Fellows in 2000.

     Robert Moreyra has been our executive vice president since our inception. Mr. Moreyra has been a principal and executive vice president of Atlantic American Corporate Group since February 2001. Since February 2001, he also has been a managing director of Atlantic American Capital Advisors, LLC, an investment banking firm wholly owned by Atlantic American Corporate Group specializing in assisting small and mid-sized private and public companies. Mr. Moreyra has been a director of Digital Lightwave, Inc., a Nasdaq-listed public company that designs, develops and markets a portfolio of portable and network based products for installing, maintaining and monitoring fiber optic circuits and networks, since June 30, 2003. From February 2000 to February 2001, Mr. Moreyra was a managing director with H. C. Wainwright & Co., Inc., an investment banking firm. From May 1999 until February 2000, he was a managing director of the investment banking department of The First American Investment Banking Corporation. From March 1998 until May 1999, he was vice president of corporate finance with William R. Hough & Co., an investment banking firm. He joined Pardue, Heid, Church, Smith & Waller, Inc., a real estate consulting firm, in February 1986 and was a principal and its chief executive officer from March 1992 until March 1998. Mr. Moreyra received a B.B.A in finance from the Florida International University and a M.B.A. from the University of Central Florida’s graduate school of business.

     Brad A. Gordon has been our chief financial officer since our inception. Mr. Gordon has been chief financial officer of Communications Equity Associates since November 1981. He is also a founding member and has been an executive vice president of Atlantic American Capital Advisors since July 2000. He received a B.S. in business administration from the Tennessee Technological University.

     Peter Collins has been a member of our board of directors since January 2005. Mr. Collins is co-founder and president of Community Reinvestment Partners, LP (CRP), a private real estate investment partnership focused on acquiring and developing income-producing commercial real estate in low to moderate-income communities. Prior to CRP, Mr. Collins was a partner at Rock Creek Capital, a private equity firm. Prior to Rock Creek Capital, Mr. Collins served as a manager with the Florida State Board of Administration (Florida’s Public Pension Fund and was also the chief of staff for four years for state senator Charles Williams. Mr. Collins currently serves as a director/advisor to Triad Financial Services, Timbervest, Cenetec, Atlantic American Corporate Group, and several venture capital firms. Mr. Collins received his B.S. in finance and his M.B.A. from Florida State University.

     Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Brad Gordon, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Robert Moreyra and Peter Collins, will expire at the second annual meeting. The term of office of the third class of directors, consisting of J. Patrick Michaels, Jr. and Donald Russell, will expire at the third annual meeting.

Special Advisor

     Harold D. Ewen is our special advisor who will advise us concerning our acquisition of a target business. Since December 2002, Mr. Ewen has been the head of the private equity group of Communications Equity Associates. Mr. Ewen was president of Communications Equity Associates from July 1982 until December 1991 and was its vice chairman from December 1991 until December 2002. Mr. Ewen helped found Communications Equity Associates’ private equity activity in 1992. He currently sits on the board of directors and Investment Committees of the Communications Equity Associates funds in the United States, Central Europe, Western Europe, Asia, Australia and Latin America. Mr. Ewen received a B.S. in business from Butler University and a J.D. (cum laude) from the Indiana University School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2004, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that Mr. Michaels filed one Form 4 late disclosing 10 transactions and each of Messrs. Michaels, Russell, Moreyra and Gordon filed one Form 4 late disclosing 5 transactions. Each of these late filings were to report the purchase of warrants by such individuals in order to satisfy the obligations of J. Patrick Michaels, Jr. pursuant to a contractual obligation between him and EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering, to purchase up to 1,000,000 warrants following our initial public offering.

Audit Committee

     Our board of directors established an audit committee comprised of Messrs. Moreyra and Collins, with Mr. Moreyra acting as the chairman. Our audit committee appoints, retains, sets compensation of, and supervises our independent accountants, reviews the results and scope of the audit and other accounting related services and reviews our accounting practices and systems of internal accounting and disclosure controls. We currently do not have an “audit committee financial expert.” It is difficult for a company with a financial profile such as ours to attract and to afford a director who qualifies as an audit committee financial expert.

Code of Ethics

     In April 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to CEA Acquisition Corporation, 101 East Kennedy Boulevard, Suite 3300, Tampa, Florida 33602.

ITEM 10. EXECUTIVE COMPENSATION

     Commencing March 1, 2004 and ending upon the acquisition of a target business, we will pay CEA Group LLC, one of our Founders and an entity ultimately owned by J. Patrick Michaels, Jr., our chief executive officer, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

     Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 15, 2005 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount and
	Nature of
	Beneficial		Percent of
Name and Address of Beneficial Owner(1)	Ownership		Class
CEA Group, LLC(2)	437,500		10.0%

J. Patrick Michaels, Jr.	437,500	(3)	10.0%

Donald Russell	175,000	(4)	4.0%

Robert Moreyra	131,250	(5)	3.0%

Brad Gordon	43,750	(6)	1.0%

Barry Rubenstein(7)	325,000	(8)	6.6%

Peter Collins	0		0%

All directors and executive officers as a group (5 individuals)	787,500	(9)	18.0%

(1)	Unless otherwise indicated, the business address of each of the following is 101 East Kennedy Boulevard, Suite 3300, Tampa, Florida 33602.

(2)	J. Patrick Michaels, Jr. exercises voting power with respect to such shares as he is the chairman of the board and chief executive officer of CEA Group.

(3)	Represents 437,500 shares of common stock held by CEA Group of which Mr. Michaels is the chairman of the board and chief executive officer. Does not include 357,907 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within 60 days.

(4)	Does not include 178,954 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within 60 days.

(5)	Does not include 107,371 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within 60 days.

(6)	Does not include 15,461 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within 60 days.

(7)	Barry Rubenstein’s business address is 60 Wheatley Road, Brookville, New York 11545.

(8)	Represents (i) 150,000 shares of common stock held by Woodland Partners, of which Mr. Rubenstein is general partner, and (ii) 175,000 shares of common stock held by the Barry Rubenstein Rollover IRA Account. Does not include 650,000 shares of common stock issuable upon exercise of warrants held by Mr. Rubenstein or Woodland Partners which are not currently exercisable and which will not become exercisable within the next 60 days. The foregoing information was derived from a Schedule 13G filed with the SEC on February 23, 2004.

(9)	Does not include 659,693 shares of common stock issuable upon exercise of warrants that are not currently exercisable and will not become exercisable within 60 days.

     All of the shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

     CEA Group, J. Patrick Michaels, Jr., Robert Moreyra, Donald Russell and Harold Ewen may be deemed to be our “parents” and “promoters,” as these terms are defined under the Federal securities laws.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In October 2003, we issued 750,000 shares of our common stock to CEA Group, Donald Russell, Robert Moreyra, Harold Ewen and Brad Gordon for $25,000 in cash, at an average purchase price of approximately $0.033 per share as set forth below:

Name	Number of Shares	Relationship to Us
CEA Group, LLC	375,000	10% Stockholder

Donald Russell	150,000	Vice Chairman

Robert Moreyra	112,500	Executive Vice President and Director

Harold Ewen	75,000	Special Advisor

Brad Gordon	37,500	Chief Financial Officer and Director

     In January 2004, our board of directors authorized a 1.1666666-to-one forward stock split of our common stock, effectively lowering the purchase price to $0.029 per share.

     Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

•	February 12, 2007;

•	our liquidation; or

•	the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

     During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

     We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

     Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the votes cast by the holders of the IPO Shares if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by August 19, 2005 (or by February 19, 2006 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•	each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•	each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

     CEA Group, one of our Founders and an affiliate of J. Patrick Michaels, Jr., has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay CEA Group $7,500 per month for these services.

     During 2004 and 2003, CEA Group advanced $94,300 to us to cover expenses related to our initial public offering. The loan was payable without interest on the earlier of October 21, 2004 or the consummation of our initial public offering. This loan was repaid in March 2004.

     We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

     Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

     All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13. EXHIBITS AND LIST

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

Exhibit No.	Description
4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and J. Patrick Michaels, Jr. (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert Moreyra. (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Donald Russell. (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Brad Gordon.(1)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Harold Ewen. (1)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and CEA Group, LLC. (1)

10.7	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.8	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (1)

10.9	Form of Letter Agreement between CEA Group, LLC and Registrant regarding administrative support. (1)

10.10	Promissory Note, dated October 22, 2003, in the principal amount of $60,000 issued to CEA Group, LLC. (1)

10.11	Registration Rights Agreement among the Registrant and the Founders. (1)

10.12	Warrant Purchase Agreement among J. Patrick Michaels, Jr. and EarlyBirdCapital, Inc. (1)

14	Code of Ethics (2)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110365)

(2)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The firm of BDO Seidman, LLP is our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

     For the year ended December 31, 2004, the fees from our principal accountant totaled $34,000 for the services they performed in connection with our initial public offering, including the financial statements in Form S-1 (and amendments), the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2004, Form 10-KSB for December 31, 2004 and the review of our three 2004 Quarterly Reports on Form 10-QSB.

     For the year ended December 31, 2003, the fees from our principal accountant totaled $7,000 for the services they performed in connection with the Form 10-KSB for December 31, 2003.

Audit-Related Fees

     During 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

     During 2004, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

     During 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

     Since our audit committee was not formed until January 2005, the audit committee did not pre-approve the foregoing services. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, before we engage our independent accountant to render audit or non-audit services on a going-forward basis, the engagement will be approved by our audit committee.

CEA Acquisition Corporation

(a corporation in the development stage)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CEA Acquisition Corporation

We have audited the accompanying balance sheets of CEA Acquisition Corporation (a corporation in the development stage) as of December 31, 2004 and 2003 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2004, the period from October 14, 2003 (inception) to December 31, 2003 and the period from October 14, 2003 (inception) to December 31, 2004, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of its initial public offering (“Offering”)(such date would be August 19, 2005) or 24 months from the consummation of the Offering if certain extension criteria have been satisfied.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CEA Acquisition Corporation as of December 31, 2004 and 2003, and the related statements of operations and cash flows for the year ended December 21, 2004, the period from October 14, 2003 (inception) to December 31, 2003 and the period from October 14, 2003 (inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP
New York, NY

February 21, 2005

CEA Acquisition Corporation

(a corporation in the development stage)

Balance Sheets

	December 31,	December 31,
	2004	2003

Assets
Current assets:
Cash and cash equivalents	$512,299	$238
U.S. Government Securities held in Trust Fund (Note 1)	20,694,933	—
Accrued interest receivable, Trust Fund (Note 1)	51,064	—
Prepaid expenses	6,750	—

Total current assets	21,265,046	238
Deferred registration costs	—	97,715

Total assets	$21,265,046	$97,953

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$31,827	$—
Note payable, stockholder (Note 3)	—	73,100

Total current liabilities	31,827	73,100

Common stock, subject to possible redemption, 804,598 shares at redemption value (Note 1)	4,103,450	—

Commitment (Note 4)

Stockholders’ equity (Notes 1, 2, 5 and 6)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 20,000,000 shares
Issued and outstanding 4,900,000 shares (which includes 804,598 subject to possible redemption), and 875,000, respectively	490	87
Additional paid-in capital	17,311,160	24,913
Deficit accumulated during development stage	(181,881)	(147)

Total stockholders’ equity	17,129,769	24,853

Total liabilities and stockholders’ equity	$21,265,046	$97,953

See accompanying summary of significant accounting policies and notes to financial statements.

CEA Acquisition Corporation

(a corporation in the development stage)

Statements of Operations

		Period from	Period from
	Year	October 14, 2003	October 14, 2003
	ended	(inception) to	(inception) to
	December 31, 2004	December 31, 2003	December 31, 2004

Expenses:
General and administrative expenses (Note 4)	$(408,821)	$(147)	$(408,968)

Operating loss	$(408,821)	$(147)	$(408,968)

Other income:
Interest income	$227,087	$—	$227,087

Net loss	$(181,734)	$(147)	$(181,881)

Basic and fully diluted net loss per share	$(.04)	$(.00)

Weighted average common shares outstanding	4,352,153	875,000

See accompanying summary of significant accounting policies and notes to financial statements.

CEA Acquisition Corporation

(a corporation in the development stage)

Statements of Stockholder’s Equity

					Additional	Deficit accumulated
	Preferred Stock		Common Stock		Paid-In	during the
	Shares	Amount	Shares	Amount	Capital	development stage	Total

Balance, October 14, 2003 (inception)	—	$—	—	$—	$—	$—	$—

Sale of 875,000 shares of common stock to initial stockholders	—	—	875,000	87	24,913	—	25,000

Net loss for the period	—	—	—	—	—	(147)	(147)

Balance, December 31, 2003	—	—	875,000	87	24,913	(147)	24,853

Sale of 4,025,000 units and underwriter option, net of underwriters’ discount and offering expenses (includes 804,598 shares subject to possible redemption)	—	—	4,025,000	403	17,286,247	—	17,286,650

Net loss for the year	—	—	—	—	—	(181,734)	(181,734)

Balance, December 31, 2004	—	—	4,900,000	$490	$17,311,160	$(181,881)	$17,129,769

See accompanying summary of significant accounting policies and notes to financial statements.

CEA Acquisition Corporation

(a corporation in the development stage)

Statements of Cash Flows

	Year	October 14, 2003	October 14, 2003
	ended	(inception) to	(inception) to
	December 31, 2004	December 31, 2003	December 31, 2004

Cash Flows from Operating Activities
Net loss	$(181,734)	$(147)	$(181,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on maturities of U.S. Government Securities held in Trust Fund	(170,943)	—	(170,943)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(6,750)	—	(6,750)
Increase in accrued interest receivable	(51,064)	—	(51,064)
Increase in accrued expenses	31,827	—	31,827

Net cash used in operating activities	(378,664)	(147)	(378,811)

Cash Flows from Investing Activities
Purchases of U.S. Government Securities held in Trust Fund	(61,847,990)	—	(61,847,990)
Maturities of U.S. Government Securities held in Trust Fund	41,324,000	—	41,324,000

Net cash used in investing activities	(20,523,990)	—	(20,523,990)

Cash Flows from Financing Activities
Proceeds from public offering of 4,025,000 units and underwriter option, net	21,487,815	—	21,487,815
Deferred registration costs		(97,715)	(97,715)
Proceeds from sale of shares of common stock to initial stockholders	—	25,000	25,000
Proceeds from note payable, stockholder	21,200	73,100	94,300
Repayment of note payable, stockholder	(94,300)	—	(94,300)

Net cash provided by financing activities	21,414,715	385	21,415,100

Net increase in cash	512,061	238	512,299
Cash and cash equivalents at beginning of the period	238	—	—

Cash and cash equivalents at end of the period	$512,299	$238	$512,299

See accompanying summary of significant accounting policies and notes to financial statements.

CEA Acquisition Corporation

(a corporation in the development stage)

Summary of Significant Accounting Policies

Cash & Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company has a net operating loss carryforward of approximately $182,000 available to reduce any future income taxes. The tax benefit of this loss, approximately $71,000, has been fully offset by a valuation allowance due to the uncertainty of its realization.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation as the effect would be antidilutive.

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

CEA Acquisition Corporation

(a corporation in the development stage)

Notes to Financial Statements

1.	Organization and Business Operations

The Company was incorporated in Delaware on October 14, 2003 as a blank check company, the objective of which is to acquire an operating business in the entertainment, media and communications industry. The Company’s initial stockholders purchased 875,000 common shares, $.0001 par value, for $25,000 on October 23, 2003.

On February 19, 2004, the Company consummated an Initial Public Offering (“Offering”) and raised net proceeds of $21,390,000 which is discussed in Note 2. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business in the entertainment, media and communications industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $20,745,997 (which includes accrued interest of $51,064) is being held in an interest bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United Stated government securities (treasury bills) with a maturity of 180 days or less. The remaining net proceeds (not held in trust) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date would be August 19, 2005), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the Offering price per share in the Offering due to costs related to the Offering (assuming no value is attributed to the warrants contained in the Units in the Offering discussed in Note 2).

2.	Offering

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

CEA Acquisition Corporation

(a corporation in the development stage)

Notes to Financial Statements

3.	Note Payable, Stockholder

The Company issued a $60,000 unsecured non-interest bearing promissory note to a stockholder on October 22, 2003. The stockholder advanced additional amounts aggregating $34,300 through January 31, 2004. This note was paid in full on March 3, 2004 from the net proceeds of the Offering.

4.	Commitment

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $7,500 per month for such services commencing from February 19, 2004, the effective date of the Offering. Approximately $78,000 is included in general and administrative for such services.

5.	Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6.	Common Stock

In January 2004, the Company’s Board of Directors authorized 1.666666 to one forward stock split of its common stock. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the transaction.

At December 31, 2004, there were 9,100,000 shares of common stock reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of March 2005.

CEA ACQUISITION CORPORATION

By:	/s/ J. Patrick Michaels, Jr.
J. Patrick Michaels, Jr.
Chairman of the Board and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Patrick Michaels, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 15, 2005
J. Patrick Michaels, Jr.

/s/ Brad Gordon	Chief Financial Officer and Director (Chief Accounting Officer and Principal Account Officer)	March 15, 2005
Brad Gordon

/s/ Donald Russell	Vice Chairman of the Board	March 15, 2005
Donald Russell

/s/ Robert Moreyra	Executive Vice President	March 15, 2005
Robert Moreyra