Form 10QSB
period 2005-06-30
CEA ACQUISITION CORP
filed 2005-08-11
CIK 1268904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from __________to _____________
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
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     As of August 10, 2005, 4,900,000 shares of common stock, par value $.0001 per share, were issued and outstanding.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CEA Acquisition Corporation
(a corporation in the development stage)
Balance Sheets

	June 30,	December 31,
	2005	2004
	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$297,474	$512,299
U.S. Government Securities held in Trust Fund (Note 2)	20,937,550	20,694,933
Accrued interest receivable, Trust Fund (Note 2)	62,901	51,064
Prepaid expenses	33,750	6,750

Total current assets	21,331,675	21,265,046

Total assets	$21,331,675	$21,265,046

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$29,561	$31,827

Common stock, subject to possible conversion, 804,598 shares at conversion value (Note 2)	4,197,993	4,147,127

Commitment (Note 5)

Stockholders’ equity (Notes 2, 3, 6 and 7)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value Authorized 20,000,000 shares
Issued and outstanding 4,900,000 shares (which includes 804,598 subject to possible conversion)	490	490
Additional paid-in capital	17,216,617	17,267,483
Deficit accumulated during development stage	(112,986)	(181,881)

Total stockholders’ equity	17,104,121	17,086,092

Total liabilities and stockholders’ equity	$21,331,675	$21,265,046

See accompanying summary of significant accounting policies and notes to unaudited financial statements.

CEA Acquisition Corporation
(a corporation in the development stage)
Statements of Operations (Unaudited)

					Period from
	Three months	Three months	Six months	Six months	October 14, 2003
	ended	ended	ended	ended	(inception) to
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005

Expenses:
General and administrative expenses (Note 5)	$(127,627)	$(77,229)	$(185,138)	$(223,481)	$(594,106)

Operating loss	$(127,627)	$(77,229)	$(185,138)	$(223,481)	$(594,106)

Interest income	$134,996	$72,985	$254,033	$95,911	$481,120

Net income (loss)	$7,369	$(4,244)	$68,895	$(127,570)	$(112,986)

Accretion of Trust Fund relating to common stock subject to possible conversion	26,841	18,667	50,866	23,103

Net income (loss) attributable to common stockholders	$(19,472)	$(22,911)	$18,029	$(150,673)

Basic and fully diluted income (loss) per share	$(.00)	$(.00)	$.00	$(.04)

Weighted average common shares outstanding	4,900,000	4,900,000	4,900,000	3,804,306

See accompanying summary of significant accounting policies and notes to unaudited financial statements.

CEA Acquisition Corporation
(a corporation in the development stage)
Statements of Stockholders’ Equity (Unaudited)

					Additional	Deficit accumulated
	Preferred Stock		Common Stock		Paid-In	during the
	Shares	Amount	Shares	Amount	Capital	development stage	Total

Balance, October 14, 2003 (inception)	—	$—	—	$—	$—	$—	$—

Sale of 875,000 shares of common stock to initial stockholders	—	—	875,000	87	24,913	—	25,000

Net loss for the period	—	—	—	—	—	(147)	(147)

Balance, December 31, 2003	—	—	875,000	87	24,913	(147)	24,853

Sale of 4,025,000 units and underwriter option, net of underwriters’discount and offering expenses (includes 804,598 shares subject to possible conversion)	—	—	4,025,000	403	17,286,247	—	17,286,650

Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	—	—	(43,677)	—	(43,677)

Net loss for the period	—	—	—	—	—	(181,734)	(181,734)

Balance, December 31, 2004	—	—	4,900,000	490	17,267,483	(181,881)	17,086,092

Accretion of Trust Fund relating to common stock subject to possible conversion (unaudited)	—	—	—	—	(50,866)	—	(50,866)

Net income for the period (unaudited)	—	—	—	—	—	68,895	68,895

Balance, June 30, 2005 (unaudited)	—	$—	4,900,000	$490	$17,216,617	$(112,986)	$17,104,121

See accompanying summary of significant accounting policies and notes to unaudited financial statements.

CEA Acquisition Corporation
(a corporation in the development stage)
Statements of Cash Flows (Unaudited)

	Six months	Six months	October 14, 2003
	ended	ended	(inception) to
	June 30, 2005	June 30, 2004	June 30, 2005

Cash Flows from Operating Activities
Net income (loss)	$68,895	$(127,570)	$(112,986)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on maturity of U.S. Government Securities held in Trust Fund	(239,588)	—	(410,530)

Changes in operating assets	(170,693)	(127,570)	(523,516)
Increase in prepaid expenses	(27,000)	(63,964)	(33,750)
Increase in accrued interest receivable	(11,837)	(93,634)	(62,901)
Increase (decrease) in accrued expenses	(2,266)	776	29,561

Net cash used in operating activities	(211,796)	(284,392)	(590,606)

Cash Flows from Investing Activities
Purchase of U.S. Government Securities held in Trust Fund	(41,743,029)	(20,527,250)	(103,591,020)
Maturity of U.S. Government Securities held in Trust Fund	41,740,000	—	83,064,000

Net cash used in investing activities	(3,029)	(20,527,250)	(20,527,020)

Cash Flows from Financing Activities
Proceeds from public offering of 4,025,000 units, net	—	21,487,715	21,487,815
Deferred registration costs	—	—	(97,715)
Proceeds from sale of shares of common stock to initial stockholders	—	—	25,000
Proceeds from note payable, stockholder	—	21,200	94,300
Repayment of note payable, stockholder	—	(94,300)	(94,300)

Net cash provided by financing activities	—	21,414,615	21,415,100

Net increase (decrease) in cash and cash equivalents	(214,825)	602,973	297,474
Cash and cash equivalents at beginning of the period	512,299	238	—

Cash and cash equivalents at end of the period	$297,474	$603,211	$297,474

Supplemental disclosure of non-cash activity:
Accretion of Trust Fund relating to common stock subject to possible conversion	$50,866	$23,103	$94,543
See accompanying summary of significant accounting policies and notes to unaudited financial statements.

CEA Acquisition Corporation
(a corporation in the development stage)
Statements of Cash Flows (Unaudited) — continued

	Three months	Three months
	ended	ended
	June 30, 2005	June 30, 2004

Cash Flows from Operating Activities
Net income (loss)	$7,369	$(4,244)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on maturity of U.S. Government Securities held in Trust Fund	(131,521)	—

Changes in operating assets	(124,152)	(4,244)
Decrease in prepaid expenses	13,500	20,692
Increase in accrued interest receivable	(2,199)	(71,443)
Increase (decrease) in accrued expenses	12,273	(19,130)

Net cash used in operating activities	(100,578)	(74,125)

Cash Flows from Investing Activities
Purchase of U.S. Government Securities held in Trust Fund	(20,937,550)	—
Maturity of U.S. Government Securities held in Trust Fund	20,937,000	—

Net cash used in investing activities	(550)	—

Cash Flows from Financing Activities
Proceeds from public offering of 4,025,000 units, net	—	—
Deferred registration costs	—	—
Proceeds from sale of shares of common stock to initial stockholders	—	—
Proceeds from note payable, stockholder	—	—
Repayment of note payable, stockholder	—	—

Net cash provided by financing activities	—	—

Net increase (decrease) in cash and cash equivalents	(101,128)	(74,125)
Cash and cash equivalents at beginning of the period	398,602	677,336

Cash and cash equivalents at end of the period	$297,474	$603,211

Supplemental disclosure of non-cash activity:
Accretion of Trust Fund relating to common stock subject to possible conversion	$26,841	$18,667
See accompanying summary of significant accounting policies and notes to unaudited financial statements.

CEA Acquisition Corporation
(a corporation in the development stage)
Summary of Significant Accounting Policies

Cash & Cash Equivalents	The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes	The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company has a net operating loss carryforward of approximately $113,000 available to reduce any future income taxes. The tax benefit of this loss, approximately $44,000, has been fully offset by a valuation allowance due to the uncertainty of its realization.

Net Income/(Loss ) Per Share	Basic net income/(loss) per share is calculated by dividing net income/(loss) by the weighted average number of common shares outstanding during each period. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation as the effect would not be dilutive.

Use of Estimates	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Reclassification	Certain items have been reclassified from prior periods to conform with the current period presentation.

CEA Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

1.	Basis of Presentation	The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Form 10-KSB for the year ended December 31, 2004.

In the opinion of management, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position of the Company. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

2.	Organization and Business Operations	The Company was incorporated in Delaware on October 14, 2003 as a blank check company, the objective of which is to acquire an operating business in the entertainment, media and communications industry. The Company’s initial stockholders purchased 875,000 common shares, $.0001 par value, for $25,000 on October 23, 2003.

On February 19, 2004, the Company consummated an Initial Public Offering (“Offering”) and raised net proceeds of $21,390,100 which is discussed in Note 3. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business in the entertainment, media and communications industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $21,000,451 (which includes accrued interest of $62,901) is being held in an interest bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United Stated government securities (treasury bills) with a maturity of 180 days or less. The remaining net proceeds (not held in trust) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. In this respect, $4,197,993 and $4,147,127 (which includes accretion of Trust Fund) has been classified as common stock subject to possible conversion at June 30, 2005 and December 31, 2004, respectively.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date would be August 19, 2005), or 24 months from the consummation of the Offering (such date would be February 19, 2006) if certain extension criteria have been satisfied. The Company signed two separate letters of intent with companies for a Business Combination and anticipate signing a definitive agreement with one of those two companies. As a result of having signed these letters of intent, the Company has satisfied the extension criteria and now has until February 19, 2006 to complete a Business Combination. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the Offering price per

CEA Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

share in the Offering due to costs related to the Offering (assuming no value is attributed to the warrants contained in the Units in the Offering discussed in Note 3).

3.	Offering	The Company sold 4,025,000 units (“Units”) in the offering, which includes all of the 525,000 Units subject to the underwriters’ over allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given. In connection with this Offering, the Company issued an option for $100 to the representative of the underwriters to purchase 350,000 units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.40 per share.

4.	Note Payable, Stockholder	The Company issued a $60,000 unsecured non-interest bearing promissory note to a stockholder on October 22, 2003. The stockholder advanced additional amounts aggregating $34,300 through January 31, 2004. The note and advance were paid in full on March 3, 2004 from the net proceeds of the Offering.

5.	Commitment	The Company presently occupies office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $7,500 per month for such services commencing from February 19, 2004, the effective date of the Offering. Amounts of $45,000 for the six month period ended June 30, 2005, $32,586 for the six months ended June 30, 2004 and $122,586 for the period from October 14, 2003 (inception) to June 30, 2005 are included in general and administrative expenses for such services.

CEA Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

6.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7.	Common Stock	In January 2004, the Company’s Board of Directors authorized 1.666666 to one forward stock split of its common stock. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the transaction.

At June 30, 2005, there were 9,100,000 shares of common stock reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.
Forward Looking Statements
     The statements discussed in this Report include forward looking statements that involve risks and uncertainties, detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.
     We were formed on October 14, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company in the entertainment, media and communications industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. We have signed two separate letters of intent with companies for a Business Combination and anticipate signing a definitive agreement with one of those two companies. As a result of our having signed these letters of intent, we now have until February 19, 2006 to complete a Business Combination
     Net income of $68,895 for the six months ended June 30, 2005 consists of interest income on the Trust Fund investment of $251,438 along with $2,595 of other interest income reduced by $45,000 for a monthly administrative services agreement, $49,550 for professional fees, $27,000 for officer liability insurance, $38,774 for travel expenses and $24,814 for other expenses.
     Net income of $7,369 for the three months ended June 30, 2005 consists of interest income on the Trust Fund investment of $133,724 along with $1,272 of other interest income reduced by $22,500 for a monthly administrative services agreement, $42,552 for professional fees, $13,500 for officer liability insurance, $36,231 for travel expenses and $12,844 for other expenses.
     Net loss of $127,570 for the six months ended June 30, 2004 consists of $72,336 excess offering expenses, $32,586 for a monthly administrative services agreement, $56,247 for professional fees, $20,250 for officer liability insurance, $15,299 for travel expenses and $26,763 for other expenses offset by interest income on the Trust Fund investment of $93,634 along with $2,277 of other interest income.
     Net loss of $4,244 for the three months ended June 30, 2004 consists of $22,500 for a monthly administrative services agreement, $45,932 for professional fees, $11,250 for officer liability insurance, $6,438 for travel expenses and $16,109 for other expenses offset by a $25,000 reduction in the excess offering expenses that had been charged in the three months period ended March 31, 2004, interest income on the Trust Fund investment of $71,443 along with $1,542 of other interest income.
     Net loss of $112,986 for the period from October 14, 2003 (inception) to June 30, 2005 consists of $72,376 excess offering expenses, $122,586 for a monthly administrative services agreement, $178,378 for professional fees, $74,251 for officer liability insurance, $61,354 for travel expenses and $85,161 for other expenses offset by interest income on the Trust Fund investment of $473,451 along with $7,669 of other interest income.
     We consummated our initial public offering on February 19, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters’ over-allotment option, were $24,150,100. After deducting offering expenses of $1,069,500 including $724,500 evidencing the underwriters’ non-

accountable expense allowance of 3% of the gross proceeds, and underwriting discounts of $1,690,500, net proceeds were $21,390,100. Of this amount, $21,000,451 (which includes accrued interest of $62,901) is being held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through February 18, 2006, assuming that a business combination is not consummated during that time. Over this time period, we anticipate $180,000 for the administrative fee payable to CEA Group LLC ($7,500 per month for two years), approximately $150,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $285,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $60,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.
     We are obligated to pay CEA Group, one of our initial stockholders and an affiliate of J. Patrick Michaels, Jr., a monthly fee of $7,500 for general and administrative services. Through June 30, 2005, an aggregate of $122,586 has been paid for such services. In addition, in October 2003 and January 2004, CEA Group, LLC advanced an aggregate of $94,300 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in March 2004 out of proceeds of our initial public offering.
ITEM 3. CONTROLS AND PROCEDURES.
     An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $21,390,100, of which $20,527,250 was deposited into a trust fund and the remaining proceeds used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through June 30, 2005, we have used approximately $471,076 of cash for operating expenses and $94,300 to repay advances made to us by one of our initial stockholders.
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

Dated: August 10, 2005

/s/ J. Patrick Michaels, Jr. J. Patrick Michaels, Jr.
Chairman of the Board and Chief Executive Officer

/s/ Brad Gordon Brad Gordon
Chief Financial Officer