Form 10QSB
period 2005-09-30
CEA ACQUISITION CORP
filed 2005-11-14
CIK 1268904

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005

☐	Transition report under Section 13 or 15(d) of the Exchange Act For the transition period from to
Commission File Number 000-50531
CEA Acquisition Corporation
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-0308891

(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
101 East Kennedy Boulevard, Suite 3300, Tampa, Florida 33602

(Address of Principal Executive Office)
(813) 226-8844

(Issuer’s Telephone Number, Including Area Code)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     As of November 10, 2005, 4,900,000 shares of common stock, par value $.0001 per share, were issued and outstanding.
     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

CEA Acquisition Corporation
(a corporation in the development stage)
Balance Sheets

	September 30,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,337	$512,299
U.S. Government Securities held in Trust Fund (Note 2)	21,093,001	20,694,933
Accrued interest receivable, Trust Fund (Note 2)	73,577	51,064
Prepaid expenses	22,400	6,750

Total current assets	21,273,315	21,265,046
Deferred acquisition costs (Note 2)	187,372	—

Total assets	$21,460,687	$21,265,046

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses	$127,193	$31,827

Common stock, subject to possible conversion, 804,598 shares at conversion value (Note 2)	4,231,202	4,147,127

Commitment (Note 5)
Stockholders’ equity (Notes 2, 3, 6 and 7)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value
Authorized 20,000,000 shares
Issued and outstanding 4,900,000 shares (which includes 804,598 subject to possible conversion)	490	490
Additional paid-in capital	17,183,408	17,267,483
Deficit accumulated during development stage	(81,606)	(181,881)

Total stockholders’ equity	17,102,292	17,086,092

Total liabilities and stockholders’ equity	$21,460,687	$21,265,046

See accompanying summary of significant accounting policies and notes to unaudited financial statements.

CEA Acquisition Corporation
(a corporation in the development stage)
Statements of Operations (Unaudited)

					Period from
	Three months	Three months	Nine months	Nine months	October 14, 2003
	ended	ended	ended	ended	(inception) to
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005

Expenses:
General and administrative expenses (Note 5)	$(135,524)	$(82,162)	$(320,661)	$(305,644)	$(729,630)

Operating loss	$(135,524)	$(82,162)	$(320,661)	$(305,644)	$(729,630)

Interest income	$166,904	$39,747	$420,936	$135,658	$648,024

Net income (loss)	$31,380	$(42,415)	$100,275	$(169,986)	$(81,606)

Accretion of Trust Fund relating to common stock subject to possible conversion	33,209	26,324	84,075	49,427	150,855

Net income (loss) attributable to common stockholders	$(1,829)	$(68,739)	$16,200	$(219,413)	$(232,461)

Basic and fully diluted income (loss) per share	$(.00)	$(.01)	$.00	$(.04)

Weighted average common shares outstanding	4,900,000	4,900,000	4,900,000	4,166,822

See accompanying summary of significant accounting policies and notes to unaudited financial statements.

CEA Acquisition Corporation
(a corporation in the development stage)
Statements of Stockholders’ Equity (Unaudited)

					Additional	Deficit accumulated
	Preferred Stock		Common Stock		Paid - In	during the
	Shares	Amount	Shares	Amount	Capital	development stage	Total
Balance, October 14, 2003 (inception)	—	$—	—	$—	$—	$—	$—

Sale of 875,000 shares of common stock to initial stockholders	—	—	875,000	87	24,913	—	25,000

Net loss for the period	—	—	—	—	—	(147)	(147)

Balance, December 31, 2003	—	—	875,000	87	24,913	(147)	24,853

Sale of 4,025,000 units and underwriter option, net of underwriters’discount and offering expenses (includes 804,598 shares subject to possible conversion)	—	—	4,025,000	403	17,286,247	—	17,286,650

Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	—	—	(43,677)	—	(43,677)

Net loss for the period	—	—	—	—	—	(181,734)	(181,734)

Balance, December 31, 2004	—	—	4,900,000	490	17,267,483	(181,881)	17,086,092

Accretion of Trust Fund relating to common stock subject to possible conversion (unaudited)	—	—	—	—	(84,075)	—	(84,075)

Net income for the period (unaudited)	—	—	—	—	—	100,275	100,275

Balance, September 30, 2005 (unaudited)	—	$—	4,900,000	$490	$17,183,408	$(81,606)	$17,102,292

See accompanying summary of significant accounting policies and notes to unaudited financial statements.

CEA Acquisition Corporation
(a corporation in the development stage)
Statements of Cash Flows (Unaudited)

	Nine months	Nine months	October 14, 2003
	ended	ended	(inception) to
	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005
Cash Flows from Operating Activities
Net income (loss)	$100,275	$(169,986)	$(81,606)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on maturity of U.S. Government Securities held in Trust Fund	(395,026)	(98,750)	(565,968)

Changes in operating assets and liability:	(294,751)	(268,736)	(647,574)
Increase in prepaid expenses	(15,650)	(48,780)	(22,400)
Increase in accrued interest receivable	(22,513)	(33,433)	(73,577)
Increase (decrease)in accrued expenses	(25,900)	1,499	5,927

Net cash used in operating activities	(358,814)	(349,450)	(737,624)

Cash Flows from Investing Activities
Purchase of U.S. Government Securities held in Trust Fund	(126,003,042)	(41,153,005)	(187,851,033)
Maturity of U.S. Government Securities held in Trust Fund	126,000,000	20,626,000	167,324,000
Deferred acquisition costs	(66,106)	—	(66,106)

Net cash used in investing activities	(69,148)	(20,527,005)	(20,593,139)

Cash Flows from Financing Activities
Proceeds from public offering of 4,025,000 units, net	—	21,487,715	21,487,815
Deferred registration costs	—	—	(97,715)
Proceeds from sale of shares of common stock to initial stockholders	—	—	25,000
Proceeds from note payable, stockholder	—	21,200	94,300
Repayment of note payable, stockholder	—	(94,300)	(94,300)

Net cash provided by financing activities	—	21,414,615	21,415,100

Net increase (decrease) in cash and cash equivalents	(427,962)	538,160	84,337
Cash and cash equivalents at beginning of the period	512,299	238	—

Cash and cash equivalents at end of the period	$84,337	$538,398	$84,337

Supplemental disclosure of non-cash activity:
Accretion of Trust Fund relating to common stock subject to possible conversion	$84,075	$49,427	$150,855
Accrued acquisition costs	$121,266	$—	$121,266
See accompanying summary of significant accounting policies and notes to unaudited financial statements.

CEA Acquisition Corporation
(a corporation in the development stage)
Summary of Significant Accounting Policies

Cash & Cash Equivalents	The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income Taxes	The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company has a net operating loss carryforward of approximately $82,000 available to reduce any future income taxes. The tax benefit of this loss, approximately $32,000, has been fully offset by a valuation allowance due to the uncertainty of its realization.

Net Income/(Loss ) Per Share	Basic net income/(loss) per share is calculated by dividing net income/(loss) by the weighted average number of common shares outstanding during each period. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation as the effect would not be dilutive.

Use of Estimates	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Reclassification	Certain items have been reclassified from prior periods to conform with the current period presentation.

CEA Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

1.	Basis of Presentation	The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the audited financial statements that were included in the Company’s Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting primarily of normal accruals) have been made that are necessary to present fairly the financial position of the Company. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full year.

2.	Organization and Business Operations	The Company was incorporated in Delaware on October 14, 2003 as a blank check company, the objective of which is to acquire an operating business in the entertainment, media and communications industry. On February 19, 2004, the Company consummated an Initial Public Offering (“Offering”) and raised net proceeds of $21,390,100 which is discussed in Note 3. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business in the entertainment, media and communications industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $21,166,578 and $20,745,997 (which includes accrued interest of $73,577 and $51,064) as of September 30, 2005 and December 31, 2004 respectively, is being held in an interest bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United Stated government securities (treasury bills) with a maturity of 180 days or less. The remaining net proceeds (not held in trust) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

CEA Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

The Company has signed a definitive agreement for the acquisition of a target business (see below) and will submit such transaction for stockholder approval. In the event that public stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 875,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of the Company’s Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. In this respect, $4,231,202 and $4,147,127 (which includes accretion of Trust Fund) has been classified as common stock subject to possible conversion at September 30, 2005 and December 31, 2004, respectively.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date would be August 19, 2005), or 24 months from the consummation of the Offering (such date would be February 19, 2006) if certain extension criteria have been satisfied. During August 2005, the Company signed two separate letters of intent with companies for a Business Combination and anticipate signing a definitive agreement with one of those two companies. As a result of having signed these letters of intent, the Company has satisfied the extension criteria and now has until February 19, 2006 to complete a Business Combination. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be

CEA Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

less than the Offering price per share in the Offering due to costs related to the Offering (assuming no value is attributed to the warrants contained in the Units in the Offering discussed in Note 3).

On August 22, 2005, the Company entered into an Agreement and Plan of Merger, as amended (“Merger Agreement”), with etrials Worldwide, Inc., a Delaware corporation (“etrials”) and certain stockholders of etrials (“Signing Stockholders”). As a result of the merger, etrials will be the surviving corporation and will be a wholly owned subsidiary of the Company. etrials is a leading provider of recently developed technologies created specifically for drug and medical device development called “eClinical” software and related professional services. Traditionally, the functions to which eClinical software applies have been performed using paper forms and manual processes. Integrated eClinical software applications both span and support the entire clinical trial process and are intended to replace the paper forms and manual processes.

Pursuant to the Merger Agreement, the holders of securities of etrials outstanding immediately before the merger will receive, in exchange for such securities, an aggregate of 7,400,000 shares of the Company’s common stock and warrants to purchase an aggregate of 4,250,000 shares of the Company’s common stock, subject to increase or decrease in certain circumstances. The warrants to be issued to the etrials security holders will be identical in form to the warrants sold by the Company in its initial public offering. The Merger Agreement provides that 1,400,000 shares of common stock to be issued to the etrials stockholders are to be placed in escrow to secure indemnification rights of the Company pursuant to the Merger Agreement and will not be released unless and until the Company’s common stock trades at $7.00 or more for a specified period of time prior to February 19, 2008.

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

4. Note Payable, Stockholder	The Company issued a $60,000 unsecured non-interest bearing promissory note to a stockholder on October 22, 2003. The stockholder advanced additional amounts aggregating $34,300 through January 31, 2004. The note and advance were paid in full on March 3, 2004 from the net proceeds of the Offering.

5. Commitment	The Company presently occupies office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $7,500 per month for such services commencing from February 19, 2004, the effective date of the Offering. Amounts of $67,500 for the nine month period ended September 30, 2005, $55,086 for the nine months ended September 30, 2004 and

$145,086 for the period from October 14, 2003 (inception) to September 30, 2005 are included in general and administrative expenses for such services.

6. Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7. Common Stock	In January 2004, the Company’s Board of Directors authorized 1.666666 to one forward stock split of its common stock. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the transaction.

At September 30, 2005, there were 9,100,000 shares of common stock reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

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
We were formed on October 14, 2003 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with a company in the entertainment, media and communications industry. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. On October 28, 2005 a joint proxy statement/prospectus was filed on Form S-4 relating to a proposed business combination, which we have until February 19, 2006 to complete.
Net income of $100,275 for the nine months ended September 30, 2005 consists of interest income on the Trust Fund investment of $417,565 along with $3,371 of other interest income reduced by $67,500 for a monthly administrative services agreement, $122,753 for professional fees, $40,500 for officer liability insurance, $51,884 for travel expenses, $17,500 for tax expenses, $13,335 for trust expenses and $7,189 for other expenses.
Net income of $31,380 for the three months ended September 30, 2005 consists of interest income on the Trust Fund investment of $166,128 along with $776 of other interest income reduced by $22,500 for a monthly administrative services agreement, $73,204 for professional fees, $13,500 for officer liability insurance, $13,110 for travel expenses, $6,000 for tax expenses, $5,589 for trust expenses and $1,621 for other expenses.
Net loss of $169,986 for the nine months ended September 30, 2004 consists of interest income on the Trust Fund investment of $131,938 along with $3,720 of other interest income reduced by $72,376 excess offering expenses, $55,086 for a monthly administrative services agreement, $91,276 for professional fees, $33,750 for officer liability insurance, $20,061 for travel expenses, $440 for tax expenses, $13,764 for trust expenses and $18,891 for other expenses.
Net loss of $42,415 for the three months ended September 30, 2004 consists of interest income on the Trust Fund investment of $38,304 along with $1,443 of other interest income reduced by $22,500 for a monthly administrative services agreement, $35,029 for professional fees, $13,500 for officer liability insurance, $4,763 for travel expenses, $147 for tax expenses, $2,302 for trust expenses and $3,921 for other expenses.
Net loss of $81,606 for the period from October 14, 2003 (inception) to September 30, 2005 consists of interest income on the Trust Fund investment of $639,578 along with $8,445 of other interest income reduced by $72,376 excess offering expenses, $145,086 for a monthly administrative services agreement, $251,581 for professional fees, $87,751 for officer liability insurance, $74,464 for travel expenses, $40,815 for tax expenses, $29,378 for trust expenses and $28,178 for other expenses.
We consummated our initial public offering on February 19, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters’ over-allotment option, were $24,150,100. After deducting offering expenses of $1,069,500 including $724,500 evidencing the underwriters’ non-

accountable expense allowance of 3% of the gross proceeds, and underwriting discounts of $1,690,500, net proceeds were $21,390,100. Of this amount, $21,166,578 (which includes accrued interest of $73,577) is being held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that we have sufficient available funds outside of the trust fund to operate through February 18, 2006, assuming that a business combination is not consummated during that time. Over this time period, we anticipate $180,000 for the administrative fee payable to CEA Group LLC ($7,500 per month for two years), approximately $150,000 of expenses for legal, accounting and other expenses related to the due diligence investigations, structuring and negotiating of a business combination, $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $285,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $60,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.
On August 22, 2005, the Company entered into an Agreement and Plan of Merger, as amended (“Merger Agreement”), with etrials Worldwide, Inc., a Delaware corporation (“etrials”) and certain stockholders of etrials (“Signing Stockholders”). As a result of the merger, etrials will be the surviving corporation and will be a wholly owned subsidiary of the Company. etrials is a leading provider of recently developed technologies created specifically for drug and medical device development called “eClinical” software and related professional services. Traditionally, the functions to which eClinical software applies have been performed using paper forms and manual processes. Integrated eClinical software applications both span and support the entire clinical trial process and are intended to replace the paper forms and manual processes.
Pursuant to the Merger Agreement, the holders of securities of etrials outstanding immediately before the merger will receive, in exchange for such securities, an aggregate of 7,400,000 shares of the Company’s common stock and warrants to purchase an aggregate of 4,250,000 shares of the Company’s common stock, subject to increase or decrease in certain circumstances. The warrants to be issued to the etrials security holders will be identical in form to the warrants sold by the Company in its initial public offering. The Merger Agreement provides that 1,400,000 shares of common stock to be issued to the etrials stockholders are to be placed in escrow to secure indemnification rights of the Company pursuant to the Merger Agreement and will not be released unless and until the Company’s common stock trades at $7.00 or more for a specified period of time prior to February 19, 2008.
For a more complete description of the transactions, see the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2005, as amended on November 3, 2005, as well as the joint proxy statement/prospectus filed with the SEC on October 28, 2005.
We are obligated to pay CEA Group, one of our initial stockholders and an affiliate of J. Patrick Michaels, Jr., a monthly fee of $7,500 for general and administrative services. Through September 30, 2005, an aggregate of $145,086 has been paid for such services. In addition, in October 2003 and January 2004, CEA Group, LLC advanced an aggregate of $94,300 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in March 2004 out of proceeds of our initial public offering.
ITEM 3. CONTROLS AND PROCEDURES.
     An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
     After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were $21,390,100, of which $20,527,250 was deposited into a trust fund and the remaining proceeds used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through September 30, 2005, we have used approximately $684,213 of cash for operating expenses and $94,300 to repay advances made to us by one of our initial stockholders.
ITEM 6: EXHIBITS
     (a) Exhibits:
31.1 — Section 302 Certification by CEO
31.2 — Section 302 Certification by CFO
32.1 — Section 906 Certification by CEO
32.2 — Section 906 Certification by CFO

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEA ACQUISITION CORPORATION

Dated: November 10, 2005

/s/ J. Patrick Michaels, Jr.

J. Patrick Michaels, Jr.
Chairman of the Board and Chief Executive Officer

/s/ Brad Gordon Brad Gordon
Chief Financial Officer