Form 10KSB
period 2005-12-31
CEA ACQUISITION CORP
filed 2006-02-08
CIK 1268904

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended: December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                          to
Commission File Number 000-50531
CEA ACQUISITION CORPORATION
(Name of Small Business Issuer in Its Charter)

20-0308891
Delaware	(Small Business Issuer
(State of Incorporation)	I.R.S. Employer I.D. Number)

101 East Kennedy Boulevard, Suite 3300, Tampa,
Florida	33602
(Address of principal executive offices)	(zip code)
813-226-8844
(Issuer’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock
Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)_________________
Issuer’s revenues for the fiscal year ended December 31, 2005 were $0.
As of February 8, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $22,942,500.
As of February 8, 2006, there were 4,900,000 shares of Common Stock, $.0001 par value per share, outstanding.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
ITEM 1. DESCRIPTION OF BUSINESS
     CEA Acquisition Corporation is a blank check company formed on October 14, 2003 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business in the entertainment, media and communications industry.
     On February 19, 2004, we closed our initial public offering of 4,025,000 units, including 525,000 units issued upon exercise of the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,150,100. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $21,390,100, of which $20,527,250 was deposited into a trust fund and the remaining proceeds ($862,850) are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, we have used $854,918 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there was $21,356,757 (including accrued interest receivable) held in the trust fund.
Recent Developments
     On August 22, 2005, we entered into an Agreement and Plan of Merger, as amended, with etrials Worldwide, Inc., a Delaware corporation (“etrials”) and certain stockholders of etrials. Pursuant to the merger agreement, the holders of securities of etrials outstanding immediately before the merger will receive, in exchange for such securities, an aggregate of 7,400,000 shares of our common stock and warrants to purchase an aggregate of 4,250,000 shares of our common stock. The number of shares of common stock to be issued to the etrials security holders will be increased by the number of shares that equals the amount of cash received by etrials from the exercise prior to closing of presently outstanding etrials warrants and options divided by $5.80. The warrants to be issued to the etrials security holders will be identical in form to the warrants sold by us in our initial public offering; however, the etrials security holders will have the contractual right, in the event of a redemption of the warrants, to pay the exercise price by a “cashless exercise” pursuant to a formula set out in the merger agreement. The shares to be issued to the etrials security holders may not be sold during the 180-day period following the consummation of the merger. In addition, certain of the etrials stockholders have entered into lock-up agreements to not sell or otherwise transfer any of the shares of our common stock that they receive in the merger until February 19, 2007, with certain exceptions. The merger agreement provides that 1,400,000 shares of common stock to be issued to the etrials stockholders are to be placed in escrow, a portion of which are being used to secure our indemnification rights pursuant to the merger agreement. The escrow shares will not be released unless and until our common stock trades at $7.00 or more for a specified period of time prior to February 19, 2008 (“$7.00 trigger”); provided that the portion of stock to be used to secure our indemnification rights will not be released earlier than February 19, 2008 regardless of whether or not the $7.00 trigger is attained. Additionally, certain of our initial stockholders (including all of our current officers and directors) have agreed that 166,250 of their shares currently held in escrow will also be subject to the $7.00 trigger. As a result of the merger, etrials will be the surviving corporation and will be a wholly owned subsidiary of ours.
     etrials was organized as a corporation under the laws of the State of Delaware on June 9, 1999. etrials is a provider of recently developed technologies created specifically for drug and medical device development called “eClinical” software and related professional services. The eClinical software and professional services that etrials provides to the pharmaceutical, biotechnology and medical device industries and to organizations that provide services to those industries, including contract research organizations, enable etrials customers to collect and transmit data through various communications vehicles such as computers, phones, tablet PCs or handheld devices from sites that are participating in clinical studies (investigators). In addition, etrials customers can integrate and track clinical trial data from different sources such as labs, images and patient reported values from in-home testing devices such as blood glucose monitors. The eClinical software also allows etrials customers to manage the efficiency of clinical trials including patient enrollment, drug supply and site payments, as well as analyze and report the data in ways that improve understanding of the results. etrials has five categories of software: Electronic Data Capture, Electronic Patient Reported

Outcomes, Interactive Voice Response Systems, Clinical Trial Management Systems and Analysis. Most of the core products in the etrials eClinical platform have their own design tools that allow its customers to rapidly deploy their studies, a key to customer satisfaction. In addition to the products described above, etrials also performs technical services for its software customers, including training, implementation, technology management, system performance and evaluation, knowledge transfer and ongoing technology support. etrials charges for its services and a software usage fee for each technology and every application of that technology for a clinical study.
     For a more complete discussion of etrials and our proposed business combination, including the risks that are applicable to us with respect to our acquisition of etrials, see our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 25, 2005, as amended on November 3, 2005, November 21, 2005, December 8, 2005 and January 4, 2006, as well as the joint proxy statement/prospectus declared effective by the SEC on January 18, 2006 (SEC File No. 333-129314).
     We expect that the transaction will be consummated in the first quarter of 2006, after the required approval by our stockholders. The stockholder meeting called to approve the transaction is scheduled to be held on February 9, 2006. However, as described below, if we do not complete the business combination by February 19, 2006, we will be forced to dissolve and liquidate.
Opportunity for stockholder approval of business combination
     We agreed to submit the etrials transaction to our stockholders for approval, although the acquisition would not require stockholder approval under applicable state law. In connection with seeking stockholder approval of the business combination, we have furnished our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, include a description of the operations of etrials and its audited historical financial statements.
     In connection with the vote required for our business combination with etrials, our initial officers, directors and stockholders (“Founders”) have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering (“Founder Shares”) in accordance with the vote of the majority of the shares of our common stock sold in such offering (“IPO Shares”). This voting arrangement shall not apply to any shares purchased by our Founders after our initial public offering in the open market. We will proceed with the business combination only if a majority of the outstanding shares of common stock are voted in favor of the business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights, as described below.
Conversion rights
     At the time we seek stockholder approval of our business combination with etrials, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price is approximately $5.31 which was the per-share amount in the trust fund, inclusive of any interest, as of January 3, 2006, the record date for determination of stockholders entitled to vote on the business combination (“Record Date”), divided by the total number of IPO Shares. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to the proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of the business combination. We will not complete the business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Liquidation if no business combination
     We are required to liquidate and dissolve if we have not consummated a business combination by February 19, 2006. If we are unable to complete the business combination with etrials, we will not have enough time to negotiate another business combination prior to February 19, 2006. As a result, if we are unable to consummate the transaction with etrials, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after February 19, 2006.
     If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of the Record Date was approximately $5.31. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors in a liquidation which could be prior to the claims of our public stockholders. J. Patrick Michaels, Jr., our chairman of the board and chief executive officer, and Robert Moreyra, our executive vice president and a member of our board of directors, have agreed that, if we are unable to complete the business combination with etrials and are forced to liquidate, they will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent they have claims against the funds in our trust account.
Competition
     If we succeed in effecting the business combination with etrials, there will be intense competition from competitors of etrials in the software application and services business. For a more complete discussion of the risks that will be applicable to us following the business combination with etrials, see our filings referred to above under “Recent Developments.” We cannot assure you that, subsequent to our business combination, we will have the resources or ability to compete effectively.
Government regulation
     The software application and services business is subject to extensive controls and regulations imposed by various levels of the federal and state governments in the United States. For a complete discussion of the regulations that will be applicable to us following the business combination with etrials, see our filings referred to above under “Recent Developments.”
Employees
     We have currently four executive officers. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of the business combination with etrials.
Risks associated with our business
     In addition to other information included in this report, you should consider all the risks relating to our operations following the business combination with etrials described in our filings referred to above under “Recent Developments.” You should also consider the following factors in evaluating our business and future prospects.
If we are unable to complete the business combination with etrials, we will not have enough time to negotiate and consummate another business combination and will be required to liquidate.
     We must complete our business combination by February 19, 2006. Accordingly, if we are unable to complete the business combination with etrials, we will not have enough time to negotiate and consummate another business combination. We will therefore be forced to liquidate our assets. In such event, the per-share liquidation distribution will be less than the $6.00 per unit offering price in our initial public offering because of the expenses of our initial public offering and our general and administrative expenses. Furthermore, there will be no distribution with respect to our outstanding warrants, which will expire worthless if we liquidate.
If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.31 per share.
     Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $5.31 per share held in trust as of the Record Date due to claims of creditors. If we are unable to complete the business combination with etrials and liquidate, J. Patrick Michaels, Jr. and Robert Moreyra will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Messrs. Michaels and Moreyra will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.
Our officers and directors own shares of our common stock and warrants which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether particular changes to the business combination with etrials are appropriate.
     All of our officers and directors own stock in our company, but have waived their right to receive distributions upon our liquidation with respect to their Founder Shares. Additionally, some of our directors own warrants to purchase additional shares of our common stock. The shares and warrants owned by our directors and officers will be worthless if we do not consummate the business combination with etrials. The personal and financial interests of our directors and officers may influence their motivation in accepting any changes or waiving any terms with respect to our business combination with etrials. Consequently, our directors’ and officers’ discretion in agreeing to such changes or waivers may result in a conflict of interest when determining whether such changes or waivers are appropriate and in our stockholders’ best interest.
We will issue a substantial number of shares of common stock and warrants in the merger with etrials, all of which will be registered and a portion of which will be freely saleable. This may cause a decline in the market price of our common stock and warrants.
     The consideration to be issued in the merger with etrials is 7,400,000 shares of common stock and warrants to purchase 4,250,000 shares of common stock. The number of shares of our common stock may be increased by the number of shares that equals the amount of cash received by etrials from the exercise prior to closing of etrials warrants and options divided by $5.80. These shares and warrants are being registered and, subject to the 180-day restriction on the sale of all of the shares of common stock to be issued, are freely saleable immediately after the consummation of the merger, except for a portion of the shares that will be held by etrials insiders and are subject to a lock-up agreement. This agreement, which was executed by persons who will hold in the aggregate approximately 4,670,000 shares after the merger, provides that they may not sell or otherwise transfer any of the shares of common stock which they receive in the merger (but not any shares issued on exercise of our warrants they receive in the merger) until February 19, 2007, subject to certain permitted releases before then. As a result, the number of shares available for sale will increase immediately upon the expiration of the six month restriction period and again as shares under the lock-up agreement are released. Increases in the number of freely tradable shares may adversely impact the market price of our stock.
Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might substantially decrease the market price of the common stock.
     Outstanding warrants to purchase an aggregate of 8,050,000 shares of common stock issued in our initial public offering and warrants to purchase 4,250,000 additional shares of common stock to be issued as merger consideration in the etrials merger will be exercisable after the consummation of the merger. There will also be outstanding after the merger other warrants and options to purchase approximately 1.1 million shares of our common stock and the options and warrants we will issue to the etrials holders who do not exercise their options and warrants prior to closing. These will be exercised only if the exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our stockholders. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares.
Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.
     Upon consummation of the merger with etrials, the stockholders who are parties to the voting agreement will own approximately 45% of our voting stock. These stockholders have agreed to vote for each others designees to our board of directors through director elections in 2007. Accordingly, they will be able to control the election of directors and, therefore our policies and direction during the term of the voting agreement. This concentration of ownership and voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.
If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted.
     If we are deemed to be an investment company under the Investment Company Act of 1940, we may have imposed upon us burdensome requirements, including:
•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
     We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust have only been invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.
ITEM 2. DESCRIPTION OF PROPERTY
     We maintain our executive offices at 101 East Kennedy Boulevard, Suite 3300, Tampa, Florida pursuant to an agreement with CEA Group, LLC, one of the Founders and an entity that is ultimately owned by J. Patrick Michaels, Jr., our chairman of the board and chief executive officer. We pay CEA Group a monthly fee of $7,500 which is for general and administrative services including office space, utilities and secretarial support. We believe, based on rents and fees for similar services in the Tampa, Florida metropolitan area, that the fee charged by CEA Group is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations until the consummation of our business combination with etrials. For a complete discussion of our properties following our business combination with etrials, see our filing referred to above under “Item 1, Description of Business, Recent Developments.”
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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2006:
First Quarter*	9.07	7.50	6.17	5.41	1.47	0.94

2005:
Fourth Quarter	7.65	6.65	5.57	5.20	1.09	0.70
Third Quarter	8.80	6.50	5.95	5.30	1.55	0.58
Second Quarter	8.00	7.00	5.95	5.26	1.15	0.82
First Quarter	7.90	7.20	5.50	5.25	1.22	0.90

2004:
Fourth Quarter	7.30	6.01	5.40	4.92	1.08	0.60
Third Quarter	6.73	6.00	4.96	4.81	0.94	0.62
Second Quarter	7.25	6.27	5.04	4.74	1.10	0.79
First Quarter	6.40	5.90	4.80	4.74	0.85	0.625

*	Through February 8, 2006
Holders
     As of February 8, 2006, there was one holder of record of our units, six holders of record of our common stock and one holder of record of our warrants. We believe the beneficial holders of our units, common stock and warrants are in excess of 400 persons each.

Dividends
     We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of the business combination with etrials. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of the business combination. The payment of any dividends subsequent to the business combination with etrials will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.
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
Initial Public Offering
     On February 19, 2004, we closed our initial public offering of 4,025,000 units, including 525,000 units issued upon exercise of the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,150,100. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-110365). The Securities and Exchange Commission declared the registration statement effective on February 12, 2004.
     We paid a total of $1,690,500 in underwriting discounts and commissions and approximately $1,069,500 for other costs and expenses related to the offering, including $724,500 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $21,390,100, of which $20,527,250 was deposited into a trust fund and the remaining proceeds ($862,850) are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, we have used $854,918 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $829,507 in interest through December 31, 2005.

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
     Net income of $195,588 for the fiscal year ended December 31, 2005 consists of interest income on the Trust Fund investment of $607,743 along with $3,434 of other interest income reduced by $90,000 for a monthly administrative services agreement, $139,652 for professional fees, $54,000 for officer liability insurance, $69,997 for travel expenses, $18,900 for franchise tax expenses, $16,706 for trust expenses, $4,000 for federal and state income tax expenses and $22,334 for other expenses.
     Net loss of $181,734 for the fiscal year ended December 31, 2004 consists of interest income on the Trust Fund investment of $222,013 along with $5,074 of other interest income reduced by $72,376 for excess offering expenses, $77,586 for a monthly administrative services agreement, $128,828 for professional fees, $47,250 for officer liability insurance, $22,580 for travel expenses, $23,315 for franchise tax expenses, $16,043 for trust expenses and $20,843 for other expenses.
     Net income of $13,707 for the period from October 14, 2003 (inception) to December 31, 2005 consists of interest income on the Trust Fund investment of $829,756 along with $8,508 of other interest income reduced by $72,376 for excess offering expenses, $167,586 for a monthly administrative services agreement, $268,480 for professional fees, $101,250 for officer liability insurance, $92,577 for travel expenses, $42,215 for franchise tax expenses, $32,749 for trust expenses, $4,000 for federal and state income tax expenses and $43,324 for other expenses.
     We consummated our initial public offering on February 19, 2004. Gross proceeds from our initial public offering, including the full exercise of the underwriters’ over-allotment option, were $24,150,100. After deducting offering expenses of $1,069,500 including $724,500 evidencing the underwriters’ non-accountable expense allowance of 3% of the gross proceeds, and underwriting discounts of $1,690,500, net proceeds were $21,390,100. Of this amount, $21,356,757 (which includes accrued interest of $78,800) is being held in trust and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We have used substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. Our chairman of the board and chief executive officer and our executive vice president and a member of our board of directors, have each agreed pursuant to an agreement that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of this offering not held in the trust account.
     On August 22, 2005, we entered into an Agreement and Plan of Merger, as amended, with etrials Worldwide, Inc., a Delaware corporation and certain stockholders of etrials. As a result of the merger, etrials will be the surviving corporation and will be a wholly owned subsidiary of ours. Etrials is a leading provider of recently developed technologies created specifically for drug and medical device development call “eClinical” software and related professional services. Traditionally, the functions to which eClinical software applies have been performed using paper forms and manual processes. Integrated eClinical software applications both span and support the entire clinical trial process and are intended to replace the paper forms and manual processes.
     Pursuant to the merger agreement, the holders of securities of etrials outstanding immediately before the merger will receive, in exchange for such securities, an aggregate of 7,400,000 shares of our common stock and warrants to purchase an aggregate of 4,250,000 shares of our common stock. The number of shares of common stock to be issued to the etrials security holders will be increased by the number of shares that equals the amount of cash received by etrials from the exercise prior to closing of presently outstanding etrials warrants and options divided by $5.80. The warrants to be issued to the etrials security holders will be identical in form to the warrants sold by us in our initial public offering: however, the etrials security holders will have the contractual right, in the event of a redemption of the warrants, to pay the exercise price by a “cashless exercise” pursuant to a formula set out in the merger agreement. The shares to be issued to the etrials security holders may not be sold during the 180-day period following the consummation of the merger. In addition, certain of the etrials stockholders have entered into lock-up agreements to not sell or otherwise transfer any of the shares of our common stock that they receive in the merger until February 19, 2007, with certain exceptions. The merger agreement provides that 1,400,000 shares of common stock to be issued to the etrials stockholders are to be placed in escrow, a portion of which are being used to secure our indemnification rights pursuant to the merger agreement. The escrow shares will not be released unless and until our common stock trades at $7.00 or more for a specified period of time prior to February 19, 2008 (“$7.00 trigger”); provided that the portion of stock to be used to secure our indemnification rights will not be released earlier than February 19, 2008 regardless of whether or not the $7.00 trigger is attained. Additionally, certain of our initial stockholders (including all of our current officers and directors) have agreed that 166,250 of their shares currently held in escrow will also be subject to the $7.00 trigger.
     For a more complete description of etrials and our proposed business combination, including the risks that are applicable to us with respect to our acquisition of etrials, see our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2005, as amended on November 3, 2005, November 21, 2005, December 8, 2005 and January 4, 2006, as well as the joint proxy statement/prospectus declared effective by the SEC on January 18, 2006 (SEC File No. 333-129314).
     We are obligated to pay to CEA Group, one of our initial stockholders and an affiliate of J. Patrick Michaels, Jr., a monthly fee of $7,500 for general and administrative services until the earlier of the consummation of our business combination or our liquidation. Through December 31, 2005, an aggregate of $145,086 has been paid and $22,500 accrued for such services. In addition, in October 2003 and January 2004, CEA Group, LLC advanced an aggregate of $94,300 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in March 2004 out of proceeds of our initial public offering.
ITEM 7. FINANCIAL STATEMENTS
     This information appears following Item 14 of this Report and is incorporated herein by reference.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 8A. CONTROL AND PROCEDURES
     An evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of December 31, 2005, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
ITEM 8B. OTHER INFORMATION
     None.

PART III
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
Directors and Executive Officers
     Our current directors and executive officers are as follows:

Name	Age	Position
J. Patrick Michaels, Jr.	61	Chairman of the Board and Chief Executive Officer

Donald Russell	53	Vice Chairman

Robert Moreyra	47	Executive Vice President and Director

Brad A. Gordon	51	Chief Financial Officer and Director

Peter Collins	50	Director
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
     Peter Collins has been a member of our board of directors since January 2005. In June 2002, Mr. Collins co-founded, and since then has been the president of, Community Reinvestment Partners, LP (CRP), a private real estate investment partnership focused on acquiring and developing income-producing commercial real estate in low to moderate-income communities. From 1997 to May 2002, Mr. Collins was a partner at Rock Creek Capital, a private equity firm. From 1994 to 1997, Mr. Collins served as a manager with the Florida State Board of Administration (Florida’s Public Pension Fund). Prior to that, Mr. Collins had served as the chief of staff for four years for state senator Charles Williams. Mr. Collins currently serves as a director/advisor to Triad Financial Services, Timbervest, Cenetec, Atlantic American Corporate Group, and several venture capital firms. Mr. Collins received his B.S. in finance and his M.B.A. from Florida State University.
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
     For a complete discussion of our management following our business combination with etrials, see our filings referred to above under “Item 1, Description of Business, Recent Developments.”
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.
Code of Ethics
     In April 2004, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Requests for copies of our code of ethics should be sent in writing to CEA Acquisition Corporation, 101 East Kennedy Boulevard, Suite 3300, Tampa, Florida 33602.

ITEM 10. EXECUTIVE COMPENSATION
     Commencing February 12, 2004 and ending upon the earlier of the consummation of our business combination with etrials or our liquidation, we will pay CEA Group, one of our Founders and an affiliate of J. Patrick Michaels, Jr., our chairman of the board and chief executive officer, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our Founders or any of their respective affiliates, for services rendered prior to or in connection with our business combination. However, our Founders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.
     Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth information regarding the beneficial ownership of our common stock as of the Record Date by:
•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Amount and
	Nature of
	Beneficial		Percent of
Name and Address of Beneficial Owner(1)	Ownership		Class
J. Patrick Michaels, Jr.	492,500	(2)	10.1%

CEA Group, LLC(3)	437,500		8.9%

Donald Russell	298,081	(4)	6.0%

Robert Moreyra	141,250	(5)	2.9%

Brad Gordon	43,750	(6)	1.0%

Barry Rubenstein(7)	325,000	(8)	6.6%

Peter Collins	0		0%

All directors and executive officers as a group (5 individuals)	968,725	(9)	19.8%

(1)	Unless otherwise indicated, the business address of each of the following is 101 East Kennedy Boulevard, Suite 3300, Tampa, Florida 33602.

(2)	Represents 55,000 shares of common stock held by Mr. Michaels and 437,500 shares of common stock held by CEA Group, of which Mr. Michaels is the chairman of the board and chief executive officer. Does not include 382,907 shares of common stock issuable upon exercise of warrants that are not currently exercisable and may not become exercisable within 60 days.

(3)	J. Patrick Michaels, Jr. exercises voting power with respect to such shares as he is the chairman of the board and chief executive officer of CEA Group.

(4)	Does not include 203,954 shares of common stock issuable upon exercise of warrants that are not currently exercisable and may not become exercisable within 60 days.

(5)	Does not include 117,371 shares of common stock issuable upon exercise of warrants that are not currently exercisable and may not become exercisable within 60 days.

(6)	Does not include 15,461 shares of common stock issuable upon exercise of warrants that are not currently exercisable and may not become exercisable within 60 days.

(7)	Barry Rubenstein’s business address is 60 Wheatley Road, Brookville, New York 11545.

(8)	Represents (i) 150,000 shares of common stock held by Woodland Partners, of which Mr. Rubenstein is general partner, and (ii) 175,000 shares of common stock held by the Barry Rubenstein Rollover IRA Account. Does not include 650,000 shares of common stock issuable upon exercise of warrants held by Mr. Rubenstein or Woodland Partners which are not currently exercisable and which may not become exercisable within the next 60 days. The foregoing information was derived from a Schedule 13G filed with the SEC on February 23, 2004.

(9)	Does not include 719,693 shares of common stock issuable upon exercise of warrants that are not currently exercisable and may not become exercisable within 60 days.
     For a complete discussion of our security ownership following our business combination with etrials, see our filings referred to above under “Item 1, Description of Business, Recent Developments.”
     All 875,000 shares of our outstanding common stock owned by our Founders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.
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
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     In October 2003, we issued 750,000 shares of our common stock to CEA Group, Donald Russell, Robert Moreyra, Harold Ewen and Brad Gordon for $25,000 in cash, at an average purchase price of approximately $0.033 per share as set forth below:

Name	Number of Shares	Relationship to Us
CEA Group, LLC	375,000	10% Stockholder

Donald Russell	150,000	Vice Chairman

Name	Number of Shares	Relationship to Us
Robert Moreyra	112,500	Executive Vice President and Director

Harold Ewen	75,000	Special Advisor

Brad Gordon	37,500	Chief Financial Officer and Director
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
     Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:
•	February 12, 2007;

•	our liquidation; or

•	the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating the business combination with a target business.
     During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect the business combination with etrials and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering. In connection with the merger agreement with etrials, certain of our Founders agreed that 166,250 of their shares held in escrow would not be released unless and until our common stock trades at $7.00 or more for a specified period of time prior to February 19, 2008.
     We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this report. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders were granted certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.
     Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:
•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by February 19, 2006, each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•	each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•	each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.
     CEA Group, one of our Founders and an affiliate of J. Patrick Michaels, Jr., has agreed that, through the earlier of our consummation of the business combination with etrials or our liquidation, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay CEA Group $7,500 per month for these services.
     During 2004, CEA Group advanced $60,000 to us to cover expenses related to our initial public offering. The loan was payable without interest on the earlier of October 21, 2004 or the consummation of our initial public offering. This loan was repaid in March 2004.
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
     An agreement exists with our chairman of the board and chief executive officer and our executive vice president and a member of our board of directors, have each agreed pursuant to an agreement that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of this offering not held in the trust account.
ITEM 13. EXHIBITS AND LISTS
     (a) The following Exhibits are filed as part of this report.

Exhibit No.	Description

3.1	Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option granted to EarlyBirdCapital, Inc. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and J. Patrick Michaels, Jr. (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert Moreyra. (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Donald Russell. (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Brad Gordon. (1)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Harold Ewen. (1)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and CEA Group, LLC. (1)

10.7	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.8	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Founders. (1)

10.9	Form of Letter Agreement between CEA Group, LLC and Registrant regarding administrative support. (1)

10.10	Promissory Note, dated October 22, 2003, in the principal amount of $60,000 issued to CEA Group, LLC. (1)

10.11	Registration Rights Agreement among the Registrant and the Founders. (1)

10.12	Warrant Purchase Agreement among J. Patrick Michaels, Jr. and EarlyBirdCapital, Inc. (1)

10.13	Merger Agreement dated August 22, 2005 among the Registrant, etrials Acquisition, Inc., etrials Worldwide, Inc. and certain stockholders of etrials Worldwide, Inc. (2)

10.14	Voting Agreement dated August 22, 2005 among the Registrant, certain security holders of etrials Worldwide, Inc. and certain security holders of CEA Acquisition, Inc. (2)

10.15	Lock-Up Agreement dated August 22, 2005 executed by certain of the security holders of etrials Worldwide, Inc. (2)

Exhibit No.	Description

10.16	Lock-Up Agreement dated August 22, 2005 executed by Quintiles Transnational Corp. and Q Finance Inc. (2)

10.17	Employment Agreement dated August 22, 2005, among the Registrant, etrials Worldwide, Inc. and John Cline (2)

10.18	Employment Agreement dated August 22, 2005, among the Registrant, etrials Worldwide, Inc. and James W. Clark, Jr. (2)

10.19	Employment Agreement dated August 22, 2005, between etrials Worldwide, Inc. and Michael Harte (2)

10.20	Form of Escrow Agreement among the Registrant, James W. Clark, Jr., as the etrials Stockholders’ Representative, and Continental Stock Transfer & Trust Company, as Escrow Agent (2)

10.21	Agreement to File Schedules, Supplements and Exhibits (2)

10.22	Amendment, dated October 31, 2005, to Agreement and Plan of Merger dated August 22, 2005 among the Registrant, etrials Acquisition, Inc., etrials Worldwide, Inc. and Certain Stockholders of etrials Worldwide, Inc., including, as Exhibit A-1 thereto, Form of Revised Escrow Agreement among the Registrant, James W. Clark, Jr., as the etrials Stockholders’ Representative, and Continental Stock Transfer & Trust Company, as Escrow Agent. (3)

10.23	Amendment, dated October 31, 2005, to Stock Escrow Agreement, dated as of February 12, 2004, by and among the Registrant, CEA Group, LLC, Robert Moreyra, Donald Russell, Harold Ewen and Brad Gordon and Continental Stock Transfer & Trust Company. (3)

10.24	Amendment No. 2, dated December 5, 2005, to Agreement and Plan of Merger, dated as of August 22, 2005, by and among the Registrant, etrials Acquisition, Inc., etrials Worldwide, Inc. and Certain Stockholders of etrials Worldwide, Inc. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Treasurer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-110365).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 22, 2005 and filed with the SEC on August 25, 2005.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated August 22, 2005 and filed with the SEC on November 3, 2005.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A dated August 22, 2005 and filed with the SEC on December 8, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.
     The firm of BDO Seidman, LLP acts as our independent registered public accounting firm. The following is a summary of fees paid to them for services rendered.
Audit Fees
     During the fiscal year ended December 31, 2005, the fees for our principal accountant were $25,509 for the review of our Quarterly Reports on Form 10-QSB and the audit of our December 31, 2005 Annual Report on Form 10-KSB.
     During the fiscal year ended December 31, 2004, the fees for our principal accountant were $49,000 in connection with our initial public offering (financial statements included in the Form S-1 and Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2004), the review of our March 31, June 30 and September 30 Quarterly Reports on Form 10-QSB and the audit of our December 31, 2004 Annual Report on Form 10-KSB.
Audit-Related Fees
     During 2005, our principal accountant billed us $36,622 in respect of services performed with regard to reading and review of our proxy statement on Form S-4 related to our proposed merger.
     During 2004 and 2005, our principal accountant did not render any other assurance and related services reasonably related to the performance of the audit or review of financial statements.
Tax Fees
     During 2004 and 2005, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.
All Other Fees
     During 2004 and 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.
Audit Committee Approval
     Since our audit committee was not formed until January 2005, the audit committee did not pre-approve all of the foregoing services. Such services were approved by our Board of Directors prior to the committee’s formation. However, in accordance with Section 10A(i) of the Securities Exchange Act of 1934, since that time, before we engaged our independent accountant to render audit or non-audit services, the engagement was approved by our audit committee.

Page
Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders’ Equity	F-5

Statements of Cash Flows	F-6

Summary of Significant Accounting Policies	F-7

Notes to Financial Statements	F-8-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
CEA Acquisition Corporation
Tampa, Florida
We have audited the accompanying balance sheets of CEA Acquisition Corporation (a corporation in the development stage) as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004 and the period from October 14, 2003 (inception) to December 31, 2005, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As discussed in Note 1, the Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, in the event that the Company does not consummate a business combination by February 19, 2006. Also, as discussed in Note 1, the Company plans to merge with etrials Worldwide subject to stockholder approval prior to February 19, 2006; and thus avoid such mandatory liquidation.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CEA Acquisition Corporation as of December 31, 2005 and 2004, and the related statements of operations and cash flows for the years ended December 21, 2005 and 2004 and the period from October 14, 2003 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is required to consummate a business combination by February 19, 2006. The possibility of such merger not being consummated raises substantial doubt about its ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.
BDO Seidman, LLP
New York, NY
February 2, 2006

CEA Acquisition Corporation
(a corporation in the development stage)
Balance Sheets

	December 31,	December 31,
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$7,932	$512,299
U.S. Government Securities held in Trust Fund (Note 1)	21,277,957	20,694,933
Accrued interest receivable, Trust Fund (Note 1)	78,800	51,064
Prepaid expenses	7,000	6,750

Total current assets	21,371,689	21,265,046
Deferred acquisition costs (Note 1)	441,058	—

Total assets	$21,812,747	$21,265,046

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued expenses (Notes 1 and 4)	$62,147	$31,827
Accrued acquisition costs (Note 1)	321,793	—

Total current liabilities	383,940	31,827

Common stock, subject to possible conversion, 804,598 shares at conversion value (Note 1)	4,269,219	4,147,127

Commitment (Note 4)

Stockholders’ equity (Notes 1, 2, 5 and 6)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value Authorized 20,000,000 shares Issued and outstanding 4,900,000 shares (which includes 804,598 subject to possible conversion)	490	490
Additional paid-in capital	17,145,391	17,267,483
Retained earnings/(deficit) accumulated during development stage	13,707	(181,881)

Total stockholders’ equity	17,159,588	17,086,092

Total liabilities and stockholders’ equity	$21,812,747	$21,265,046

See accompanying summary of significant accounting policies and notes to audited financial statements.

CEA Acquisition Corporation
(a corporation in the development stage)
Statements of Operations

			Period from
	Year	Year	October 14, 2003
	ended	ended	(inception) to
	December 31, 2005	December 31, 2004	December 31, 2005

Expenses:
General and administrative expenses (Note 4)	$(411,589)	$(408,821)	$(820,557)

Operating loss	$(411,589)	$(408,821)	$(820,557)

Interest income	611,177	227,087	838,264

Net income (loss) before income taxes	$199,588	$(181,734)	$17,707

Income taxes (Note 7)	(4,000)	—	(4,000)

Net income (loss)	$195,588	$(181,734)	$13,707

Accretion of Trust Fund relating to common stock subject to possible conversion	(122,092)	(43,677)	(165,769)

Net income (loss) attributable to common stockholders	$73,496	$(225,411)	$(152,062)

Basic and fully diluted income (loss) per share	$.01	$(.05)

Weighted average common shares outstanding	4,900,000	4,352,153

See accompanying summary of significant accounting policies and notes to audited financial statements.

CEA Acquisition Corporation
(a corporation in the development stage)
Statements of Stockholders’ Equity

					Additional	Deficit accumulated
	Preferred Stock		Common Stock		Paid-In	during the
	Shares	Amount	Shares	Amount	Capital	development stage	Total

Balance, October 14, 2003 (inception)	—	$—	—	$—	$—	$—	$—
Sale of 875,000 shares of common stock to initial stockholders	—	—	875,000	87	24,913	—	25,000
Net loss for the period	—	—	—	—	—	(147)	(147)

Balance, December 31, 2003	—	—	875,000	87	24,913	(147)	24,853
Sale of 4,025,000 units and underwriter option, net of underwriters’discount and offering expenses (includes 804,598 shares subject to possible conversion)	—	—	4,025,000	403	21,389,697	—	21,390,100
Proceeds subject to possible conversion of 804,598 shares	—	—	—	—	(4,103,450)	—	(4,103,450)
Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	—	—	(43,677)	—	(43,677)
Net loss for the year	—	—	—	—	—	(181,734)	(181,734)

Balance, December 31, 2004	—	—	4,900,000	490	17,267,483	(181,881)	17,086,092
Accretion of Trust Fund relating to common stock subject to possible conversion	—	—	—	—	(122,092)	—	(122,092)
Net income for the year	—	—	—	—	—	195,588	195,588

Balance, December 31, 2005	—	$—	4,900,000	$490	$17,145,39	$13,707	$17,159,588

See accompanying summary of significant accounting policies and notes to audited financial statements.

CEA Acquisition Corporation
(a corporation in the development stage)
Statements of Cash Flows

	Year	Year	October 14, 2003
	ended	ended	(inception) to
	December 31, 2005	December 31, 2004	December 31, 2005

Cash Flows from Operating Activities
Net income (loss)	$195,588	$(181,734)	$13,707
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on maturity of U.S. Government Securities held in Trust Fund	(579,965)	(170,943)	(750,908)

Changes in operating assets and liability:	(384,377)	(352,677)	(737,201)
Increase in prepaid expenses	(250)	(6,750)	(7,000)
Increase in accrued interest receivable	(27,736)	(51,064)	(78,800)
Increase in accrued expenses	30,320	31,827	62,147

Net cash used in operating activities	(382,043)	(378,664)	(737,201)

Cash Flows from Investing Activities
Purchase of U.S. Government Securities held in Trust Fund	(147,278,059)	(61,847,990)	(209,126,049)
Maturity of U.S. Government Securities held in Trust Fund	147,275,000	41,324,000	188,599,000
Deferred acquisition costs	(119,265)	—	(119,265)

Net cash used in investing activities	(122,324)	(20,523,990)	(20,646,314)

Cash Flows from Financing Activities
Proceeds from public offering of 4,025,000 units, net	—	21,487,815	21,487,815
Deferred registration costs	—	—	(97,715)
Proceeds from sale of shares of common stock to initial stockholders	—	—	25,000
Proceeds from note payable, stockholder	—	21,200	94,300
Repayment of note payable, stockholder	—	(94,300)	(94,300)

Net cash provided by financing activities	—	21,414,715	21,415,100

Net increase (decrease) in cash and cash equivalents	(504,367)	512,061	7,932
Cash and cash equivalents at beginning of the period	512,299	238	—

Cash and cash equivalents at end of the period	$7,932	$512,299	$7,932

Supplemental disclosure of non-cash activity:
Accretion of Trust Fund relating to common stock subject to possible conversion	$122,092	$43,677	$165,769
Accrued acquisition costs	$321,793	$—	$321,793
See accompanying summary of significant accounting policies and notes to audited financial statements.

CEA Acquisition Corporation
(a corporation in the development stage)
Summary of Significant Accounting Policies

Cash & Cash Equivalents	The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Securities Held in Trust Funds	The Company carries its investment in U.S. government securities at cost which approximates fair value.

Income Taxes	The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. At December 31, 2005, there was no deferred tax balance.

Net Income/(Loss ) Per Share	Basic net income/(loss) per share is calculated by dividing net income/(loss) after accretion attributable to common stockholders by the weighted average number of common shares outstanding during each period. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation as the effect would not be dilutive.

Use of Estimates	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Reclassification	Certain items have been reclassified from prior periods to conform with the current period presentation.

CEA Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

1.	Organization and Business Operations	The Company was incorporated in Delaware on October 14, 2003 as a blank check company, the objective of which is to acquire an operating business in the entertainment, media and communications industry.

On February 19, 2004, the Company consummated an Initial Public Offering (“Offering”) and raised net proceeds of $21,390,100 which is discussed in Note 2. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with a operating business in the entertainment, media and communications industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $21,356,757 and $20,745,997 (which includes accrued interest of $78,800 and $51,064) as of December 31, 2005 and December 31, 2004 respectively, is being held in an interest bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds will only be invested in United Stated government securities (treasury bills) with a maturity of 180 days or less. The remaining net proceeds (not held in trust) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the

CEA Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders. In this respect, $4,269,219 and $4,147,127 (which includes accretion of Trust Fund) has been classified as common stock subject to possible conversion at December 31, 2005 and December 31, 2004, respectively.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date was August 19, 2005), or 24 months from the consummation of the Offering (such date would be February 19, 2006) if certain extension criteria have been satisfied. During August 2005, the Company signed two separate letters of intent with companies for a Business Combination. As a result of having signed these letters of intent, the Company has satisfied the extension criteria and now has until February 19, 2006 to complete a Business Combination. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the Offering price per share in the Offering due to costs related to the Offering (assuming no value is attributed to the warrants contained in the Units in the Offering discussed in Note 2).

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

The financial statements have been prepared assuming the Company will continue as a going concern. In the event the Merger Agreement is not consummated before February 19, 2006, the Company will be forced to liquidate. Under such circumstances, the agreement with the Company’s Chairman/CEO and Executive Vice President (“officers”) would be implemented, whereby, such officers would become personally liable for settlement of accrued expenses and acquisition costs incurred.

As of December 31, 2005, the Company has incurred $441,058 of costs related to this proposed acquisition, which have been deferred as of that date.

2.	Offering	The Company sold 4,025,000 units (“Units”) in the offering, which includes all of the 525,000 Units subject to the underwriters’ over allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given. In connection with this Offering, the Company issued an option for $100 to the representative of the underwriters to purchase 350,000 units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.40 per share.

CEA Acquisition Corporation
(a corporation in the development stage)
Notes to Unaudited Financial Statements

3.	Note Payable, Stockholder	The Company issued a $60,000 unsecured non-interest bearing promissory note to a stockholder on October 22, 2003. The stockholder advanced additional amounts aggregating $34,300 through January 31, 2004. The note and advance were paid in full on March 3, 2004 from the net proceeds of the Offering.

4.	Commitment	The Company presently occupies office space provided by an affiliate of one of the Initial Stockholders. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company pays such affiliate $7,500 per month for such services commencing from February 19, 2004, the effective date of the Offering. Amounts of $90,000 ($22,500 of which was unpaid at December 31, 2005 and included in accrued expenses) for the year ended December 31, 2005, $77,586 for the year ended December 31, 2004 and $167,586 for the period from October 14, 2003 (inception) to December 31, 2005 are included in general and administrative expenses for such services.

5.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

6.	Common Stock	In January 2004, the Company’s Board of Directors authorized 1.666666 to one forward stock split of its common stock. All references in the accompanying financial statements to the numbers of shares have been retroactively restated to reflect the transaction.

At December 31, 2005, there were 9,100,000 shares of common stock reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

7.	Income Taxes	The provision for income taxes consists of the following.

			Period From
	Year Ended		October 14, 2003
	December		(inception) to
	2005	2004	December 31, 2005
Federal	$3,000	$—	$3,000
State	1,000	—	1,000
	$4,000	$—	$4,000
The federal income tax expense differs from the statutory rate primarily due to the utilization of the net operating loss carryforward from inception to December 31, 2004.

SIGNATURES
     Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8 day of February 2006.

CEA ACQUISITION CORPORATION

By:	/s/ J. Patrick Michaels, Jr
J. Patrick Michaels, Jr.
Chairman of the Board and
Chief Executive Officer
In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ J. Patrick Michaels, Jr. J. Patrick Michaels, Jr.	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 8, 2006

/s/ Brad Gordon Brad Gordon	Chief Financial Officer and Director (Chief Accounting Officer and Principal Account Officer)	February 8, 2006

/s/ Donald Russell Donald Russell	Vice Chairman of the Board	February 8, 2006

/s/ Robert Moreyra Robert Moreyra	Executive Vice President and Director	February 8, 2006

/s/ Peter Collins Peter Collins	Director	February 8, 2006