Form 10QSB
period 2006-03-31
ETRIALS WORLDWIDE INC.
filed 2006-05-15
CIK 1268904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50531

ETRIALS WORLDWIDE, INC.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0308891 (I.R.S. Employer Identification No.)
4000 Aerial Center Parkway Morrisville, North Carolina 27560 (Address of principal executive offices)
(919) 653-3400 (Issuer’s telephone number)
Securities registered pursuant to Section 12(b) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    ☒ No

ETRIALS WORLDWIDE, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

PART I - Financial Information

Item 1.    Financial Statements
etrials Worldwide, Inc.
Consolidated Balance Sheets

	March 31	December 31
	2006	2005
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$20,833,201	$1,650,323
Accounts receivable, net of allowance for doubtful accounts of $41,000 and $45,000, respectively	3,058,310	2,510,279
Prepaid expenses and other current assets	507,912	355,031
Total current assets	24,399,423	4,515,633
Property and equipment, net of accumulated depreciation of $2,415,912 and $2,251,765, respectively	1,416,299	1,397,407
Goodwill	8,011,037	8,011,037
Developed technology, net of accumulated amortization of $1,624,296 and $1,570,073, respectively	49,394	103,617
Deferred acquisition costs	—	793,056
Other assets	88,841	87,871
Total assets	$33,964,994	$14,908,621

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Balance Sheets
(continued)

	March 31	December 31
	2006	2005
	(unaudited)
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$569,030	$635,287
Accrued expenses	879,227	1,142,861
Deferred revenue	2,349,581	2,011,921
Bank line of credit and other short-term borrowings	833,029	820,000
Current portion of capital lease obligations	120,858	117,869
Total current liabilities	4,751,725	4,727,938

Capital lease obligations, net of current portion	92,869	121,329
Long-term borrowings, net of current portion	110,000	140,000
Total liabilities	4,954,594	4,989,267

Commitments and contingencies

Series A redeemable convertible preferred stock; $0.0001 par value; 3,760,200 shares authorized, 2,752,616 shares issued and outstanding at December 31, 2005, (aggregate liquidation value of $12,667,837 at December 31, 2005)	—	11,714,413
Series B redeemable convertible preferred stock; $0.0001 par value; 877,380 shares authorized, 257,668 shares issued and outstanding at December 31, 2005, (aggregate liquidation value of $2,237,136 at December 31, 2005)	—	1,932,860

Stockholders’ equity (deficit):
Common stock; $0.0001 par value; 50,000,000 and 10,027,200 shares authorized at March 31, 2006 and December 31, 2005, respectively, 12,347,738 and 3,471,792 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	1,235	335
Additional paid-in capital	53,316,621	19,705,689
Deferred compensation	(182,551)	(207,046)
Prepaid software application-hosting discount	—	(140,000)
Accumulated other comprehensive income	7,291	(1,850)
Accumulated deficit	(24,132,196)	(23,085,047)
Total stockholders’ equity (deficit)	29,010,400	(3,727,919)

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$33,964,994	$14,908,621

etrials Worldwide, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31
	2006	2005

Revenues	$2,759,663	$3,697,870

Costs and expenses:
Costs of revenues	1,696,301	1,523,089
Sales and marketing	820,654	726,600
General and administrative	920,668	884,718
Amortization of intangible assets	54,223	139,872
Research and development	430,211	333,982
Total cost and expenses	3,922,057	3,608,261
Operating (loss) income	(1,162,394)	89,609

Other income (expenses):
Interest expense	(18,426)	(18,242)
Interest income	102,451	1,899
Other income, net	31,220	10,130
Total other income (expenses), net	115,245	(6,213)
Net (loss) income	(1,047,149)	83,396
Dividends and accretion of preferred stock	(95,969)	(288,207)
Induced conversion of common stock warrants	(1,030,000)	—
Net loss attributable to common stockholders	$(2,173,118)	$(204,811)

Loss per common share:
Basic and diluted loss per share attributable to common stockholders	$(0.29)	$(0.07)
Basic and diluted weighted average common shares outstanding	7,569,572	3,092,858

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Stockholders (Deficit) Equity
Three Months Ended March 31, 2006
(unaudited)

					Prepaid
					Software	Accumulated		Total
			Additional		Application-	Other		Shareholders’
	Common Stock		Paid-In	Deferred	Hosting	Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Capital	Compensation	Discount	Income (Loss)	Deficit	Equity

Balances at December 31, 2005	3,471,792	$335	$19,705,689	$(207,046)	$(140,000)	$(1,850)	$(23,085,047)	$(3,727,919)
Amendment to prepaid software application-hosting discount	(81,792)	4	194,335		140,000			334,339
Dividends and accretion of preferred stock	-	-	(95,969)	-	-	-	-	(95,969)
Conversion of redeemable preferred stock into Common Stock	3,395,369	340	13,742,904	-	-	-	-	13,743,244
Issuance of common stock to warrant holders for induced conversion	157,512	16	(16)	-	-	-	-	-
Exercise of employee stock options	13,708	1	54,370	-	-	-	-	54,371
Exercise of common stock warrants	491,149	49	64,313	-	-	-	-	64,362
Issuance of common stock in connection with reverse acquisition of CEA, net of acquistion costs	4,900,000	490	19,660,995	-	-	-	-	19,661,485
Amortization of deferred stock-based compensation	-	-	-	15,953				15,953
Reversal of employee stock compensation expense	-	-	(10,000)	8,542	-	-	-	(1,458)
Change in cumulative translation adjustment	-	-	-	-	-	9,141	-	9,141
Net income (loss)	-	-	-	-	-	-	(1,047,149)	(1,047,149)
Comprehensive income (loss)								(1,038,008)
Balances at March 31, 2006	12,347,738	$1,235	$53,316,621	$(182,551)	$-	$7,291	$(24,132,196)	$29,010,400

See Accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31
	2006	2005

Operating activities
Net (loss) income	$(1,047,149)	$83,396

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	213,101	265,422
Amortization of prepaid software application-hosting discount	334,339	—
Non-cash compensation expense	14,495	771
Provision for allowance for doubtful accounts	(4,000)	5,000
Loss on sale of assets	—	941
Changes in operating assets and liabilities:
Accounts receivable	(542,219)	(477,604)
Prepaid expenses and other assets	754,422	(18,704)
Accounts payable and accrued expenses	(332,744)	71,682
Deferred revenue	336,334	332,988

Net cash (used in) provided by operating activities	(273,421)	263,892

Investing activities
Purchase of property and equipment	(68,919)	(87,927)
Capitalized internal software development costs	(102,108)	(58,800)

Net cash used in investing activities	(171,027)	(146,727)

Financing activities
Net payments on borrowings from stockholder	—	(727,990)
Net (payments) proceeds from bank line of credit	(100,000)	581,689
Payments on bank equipment loan	(30,000)	—
Borrowings from capital leases	48,972	—
Principal payments on capital leases	(74,442)	(28,639)
Proceeds from issuance of stock options and warrants	118,733	—
Proceeds from issuance of common stock in merger, net of issuance costs	19,661,485	—
Net cash provided by (used in) financing activities	19,624,748	(174,940)
Effect of exchange rate changes on cash	2,578	(19,357)

Net increase (decrease) in cash and cash equivalents	19,182,878	(77,132)
Cash and cash equivalents at beginning of year	1,650,323	1,706,649

Cash and cash equivalents at end of year	$20,833,201	$1,629,517

Supplemental cash flow information
Cash paid for interest	$18,321	$34,377

See Accompanying notes.

etrials Worldwide, Inc.

Notes to Consolidated Financial Statements (unaudited)

1. Organization and Capitalization

etrials Worldwide, Inc.

etrials Worldwide, Inc. (the “Company”) offers a broad range of Web-based electronic data capture, handheld device, and interactive voice recognition software and services uniquely designed to speed the process of clinical trials performed for drug development. The Company’s primary focus is on the costly and time-consuming clinical trial phase of drug development. The Company provides pharmaceutical and biotechnology companies with integrated software tools and services designed to significantly reduce the time spent collecting clinical trials data and manage clinical trials performance while providing an automated and easy-to-use mechanism to collect data directly from patients.

The Company’s operations are subject to certain risks and uncertainties, including among others, rapid technological change, increased competition from existing competitors and new entrants, lack of operating history, and dependence upon key members of the management team. The operating results are also affected by general economic conditions impacting the pharmaceutical industry.

CEA Acquisition Corporation

CEA Acquisition Corporation (“CEA”) was incorporated in Delaware on October 14, 2003 as a blank check company, the objective of which was to effect a merger, capital stock exchange, asset acquisition or other similar business combination in the entertainment, media and communications industry. On February 19, 2004, CEA consummated an Initial Public Offering (the “Offering”) and raised net proceeds of $21,390,100. Of the net proceeds from the Offering, $20,527,250 was placed in trust and invested in government securities. The remaining proceeds were available for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administration expenses.

Merger and Accounting Treatment

On August 22, 2005, CEA entered into an Agreement and Plan of Merger, as amended (“Merger Agreement”), with etrials, Inc., formerly etrials Worldwide, Inc. (“etrials”), a privately-held Delaware corporation, and certain stockholders of etrials. On February 9, 2006, the shareholders of CEA voted to approve the Merger Agreement. On February 9, 2006 etrials Acquisition , Inc. a privately-held Delaware corporation and wholly owned subsidiary of CEA, consummated a merger with etrials in which etrials became CEA’s wholly owned subsidiary. CEA then changed its name to etrials Worldwide, Inc.

The shares of common stock held by etrials stockholders were converted into a total of 7,446,360 shares of CEA’s common stock, or approximately 60.3% of the subsequently outstanding common stock of the combined company. None of the shares of CEA common stock issued in the merger will be tradable on the public market until August 2006, after which shares will become tradable in installments, subject to indemnification and other conditions. In connection with the merger, etrials stockholders also received warrants to purchase 4,300,000 shares of CEA common stock with an exercise price of $5.00 per share. The warrants issued in the merger are immediately tradable.

Upon consummation of the merger, $21.4 million was released from trust to be used by the combined company. After payments totaling approximately $1.1 million for professional fees and other costs related to the merger, the net proceeds amounted to $19.7 million. In connection with the merger, the Company incurred approximately $0.8 million of acquisition costs as of December 31, 2005, which was recorded within deferred acquisition costs in the accompanying consolidated balance sheet. The total direct and incremental costs of $1.1 million, incurred by the Company in connection with the merger was reflected as a reduction to additional paid-in capital as of the effective date of the merger.

The merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with U.S. generally accepted accounting principles for accounting and financial reporting purposes. Under this method of accounting, CEA was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of etrials issuing stock for the net monetary assets of CEA, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of CEA and related recapitalization.

Induced Conversion of Common Stock Warrants

In order to induce certain pre-merger common stock warrant holders to exercise their warrants concurrent with the reverse acquisition, the Company issued such warrant holders 157,512 shares of common stock and 73,073 warrants to purchase common stock with an aggregate fair value of $1,030,000. The Company accounted for the consideration allocated to these warrant holders as an induced conversion feature. Accordingly, the fair value of this consideration has been reflected as an increase to net loss in the computation of loss per common share in the accompanying consolidating statement of operations.

Shares Held in Escrow

A total of 1,400,000 shares of common stock of the Company issued to etrials stockholders in the merger with CEA and 166,250 shares of common stock of former CEA shareholders (including all CEA officers and directors) were placed in escrow (“Trigger shares”) and will not be released unless and until, over 20 consecutive trading day period (i) the volume weighted average price of etrials common stock is $7.00 or more, and (ii) the average daily trading volume is at least 25,000 shares.

Unit Purchase Option

In connection with CEA’s initial public offering in February 2004, CEA issued to representatives of its underwriter options to purchase 350,000 units at an exercise price of $9.90 per unit. Each unit consists of one share of common stock and two warrants to purchase one common share each at an exercise price of $6.40 per share. The unit purchase options expire on February 11, 2009.

Series A and Series B Redeemable Convertible Preferred Stock

In connection with the reverse acquisition of CEA in February 2006 all of the outstanding shares of Series A and Series B Preferred Stock of etrials plus accrued dividends, were converted into 3,395,369 shares of common stock and 1,945,741 warrants of the Company. The Company accreted an aggregate $95,969 and $288,207 for the three months ended March 31, 2006 and 2005, respectively, of dividends related to its redeemable convertible preferred stock.

Unaudited Interim Financial Statements

The accompanying consolidated balance sheet as of March 31, 2006, consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005 and consolidated statements of stockholders’ equity (deficit) for the three months ended March 31, 2006 are unaudited. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements. The information disclosed in the notes to the financials statements for these periods is unaudited. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, etrials, Inc. and etrials Worldwide LTD. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation of the current year.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates and may differ materially.

Revenue Recognition

The Company derives its revenues from providing software application-hosting which includes: services, software subscriptions and usage fees, hosting fees, and other fees. Revenues resulting from software application-hosting are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware, Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) Nos. 101 and No. 104, Revenue Recognition. The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

The Company offers its eClinical software products through an application service provider model. Revenues are generated in three stages for each clinical trial. The first stage (development and deployment) includes trial and application setup, including design of electronic case report forms and edit checks, investigator site training, and implementation of the system and server configuration. The second stage (study conduct) consists of project management services, application hosting and related professional and support services. The third stage (close out) consists of services required to close out, or lock, the database for the clinical trial and deliver final data sets to the client.

Services provided during the three phases of clinical trials are typically earned under fixed-price contracts. Although etrials enters into master agreements with each customer, these master agreements do not contain any minimum revenue commitment by customers and contain general terms and conditions. All services and revenues are covered by separately negotiated addendums called task orders. Revenues generated from each task order, including; services, software subscription and usage fees, and hosting fees are generally recognized using the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours for each contract. This method is used because management considers total labor hours incurred to be the best available measure of progress on these contracts.

The estimated total labor hours of contracts are reviewed and revised periodically throughout the duration of the contracts with an adjustment to revenues from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is reasonably possible that the estimates will change in the near term and could result in a material change. The Company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues. No such losses have been incurred to date.

Customers generally have the ability to terminate contracts upon 30 days notice to the Company. However, these contracts typically require payment to etrials for fees earned from all services provided through the termination date. In the event that a customer cancels a clinical trial and its related task order, all deferred revenue is recognized and certain termination related fees may be charged.

The following summarizes the components of the revenues recognized:

	Three Months Ended March 31
	2006	2005
Services	$2,077,766	$2,677,588
Software subscriptions and usage fees	628,056	604,389
Hosting fees	336,696	205,984
Other fees	(282,855)	209,909
Total	$2,759,663	$3,697,870

The debit balance in other fees for the three months ended March 31, 2006 is the result of the discount to revenues recorded in conjunction with an application-hosting agreement as described below.

The Company accounts for pass-through expenses in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14). EITF No. 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenues in the statement of operations. The Company included $54,026 and $163,913 of out-of-pocket expenses in revenues and costs of revenues for the three months ended March 31, 2006 and 2005, respectively.

In connection with a software application-hosting agreement entered into on April 1, 2005, the Company issued a customer 220,840 shares of the Company’s common stock with an estimated fair value of $1.26 million. Of the 220,840 shares issued, 98,151 were vested immediately and the remaining 122,689 shares of common stock were placed in escrow. In the event the customer terminated certain agreements during a three year period, all or part of the shares held in escrow would be forfeited. EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), requires that the value of the common stock be treated as a reduction to revenue. The fair value of the 98,151 shares of non-forfeitable common stock was recorded to common stock and additional paid-in capital and to prepaid software application-hosting discount, a contra-equity account. The prepaid software application-hosting discount was originally reduced on a straight-line basis over the three year term of the agreement, offsetting revenue generated under the agreement. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Non-employee, the fair value of the 122,689 shares of forfeitable common stock held in escrow was treated as unissued for accounting purposes until the future services are provided and the shares are vested. Accordingly, the fair value of the 122,689 shares of forfeitable common stock were originally recorded to additional paid-in-capital as the reduction to revenue is recorded on a straight-line basis over the three year term of the agreement. In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the fair value of the common stock was remeasured at each interim reporting date during the three-year performance period with changes in fair value reflected as a cumulative adjustment. Effective February 8, 2006, etrials amended the software application-hosting agreement previously entered into with a customer on April 1, 2005. Under the terms of the amendment,  etrials released from escrow 40,897 shares and terminated 81,792 shares of common stock, which were previously held in escrow, resulting in a total of 139,048 shares issued to this customer. As a result of this amendment, there are no longer any shares held in escrow and the shares issued are no longer subject to forfeiture should the customer terminate certain agreements. In conjunction with this amended software-application hosting agreement, the Company recorded a reduction to revenues of $334,339 during the three months ended March 31, 2006, which reflects the fair value of the total shares of common stock issued to the customer as of February 8, 2006 less the discounts previously recorded.

Unbilled services are recorded for revenue recognized to date that has not yet been billed to the customers. In general, amounts become billable upon the achievement of milestones or in accordance with predetermined payment schedules. Unbilled services are billable to customers within one year from the respective balance sheet date. Deferred revenue represents amounts billed or cash received in advance of revenue recognition.

Internal Use Software and Website Development Costs

The Company follows the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs, which sets forth the accounting for website development costs based on the website development activity. The Company follows the guidance set forth in SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP No. 98-1), in accounting for the development of internal use software. SOP No. 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life of one to three years. The Company has capitalized $102,108 and $58,800 of internal software development costs during the three months ended March 31, 2006 and 2005, respectively.

Warranties and Indemnification

The Company’s hosting service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s online help documentation under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe on a third party’s intellectual property rights. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of March 31, 2006 or December 31, 2005.

The Company has entered into service level agreements with its hosted application customers warranting certain levels of uptime reliability and permitting those customers to receive credits against monthly hosting fees or terminate their agreements in the event that the Company fails to meet those levels. To date, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

 Intangible Assets

In connection with the acquisition of Araccel Corporation in January 2003, the Company allocated $1,541,690 of the total purchase consideration to the acquired developed technology, which is being amortized on a straight-line basis over its estimated useful life of three years. This intangible asset was fully amortized as of January 2006.

During April 2004, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) with Authentrics, Inc. (Authentrics) whereby the Company acquired an interactive voice recognition system technology (Acquired Technology) and certain other assets in exchange for 24,538 shares of common stock with an estimated fair value of $60,000. In connection with the Purchase Agreement, the Company also entered into a services agreement with Authentrics. Pursuant to the terms of the services agreement, Authentrics agreed to provide certain consulting services related to the use, implementation, and deployment of the Acquired Technology in exchange for $360,000 of cash consideration. The portion of these services related to the installation and integration of the Acquired Technology into etrials technology platform totaled $72,000 and was capitalized as part of the Acquired Technology. The total cost of Acquired Technology of $132,000 is being amortized on a straight-line basis over its estimated useful life of three years. The Company recorded amortization expense of $54,223 and $139,872 for the three months ended March 31, 2006 and 2005, respectively, related to its intangible assets.

Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets including property and equipment and its developed technology, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine the recoverability of its long-lived assets, the Company evaluates the probability that future estimated undiscounted net cash flows will be less than the carrying amount of the assets. If such estimated cash flows are less than the carrying amount of the long-lived assets, then such assets are written down to their fair value. The Company’s estimates of anticipated cash flows and the remaining estimated useful lives of long-lived assets could be reduced in the future, resulting in a reduction to the carrying amount of long-lived assets.

Goodwill

The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value. The Company has elected to perform its annual impairment test as of November 1 of each calendar year. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of performing the goodwill impairment test, the Company has historically identified two reporting units, its United States operating segment and its United Kingdom operating segment, based on criteria specified in SFAS No. 142. Goodwill was allocated to these reporting units in proportion to the carrying values of the segments’ assets as of the date of acquisition. During the fourth quarter of 2005, the Company restructured the accounting and reporting structure for its international operations. As a result of this restructuring, the Company concluded that it now has one reporting unit for purposes of performing the goodwill impairment analysis as of November 2005 and subsequent thereto. During November 2005, the Company completed the required annual test, which indicated there was no impairment.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. In management’s opinion, the carrying amount of these financial instruments approximates their fair values at March 31, 2006 and December 31, 2005, based on their short-term nature.

Foreign Currency Translation

The financial statements of the Company’s foreign subsidiary in the United Kingdom are translated in accordance with SFAS No. 52, Foreign Currency Translation. The reporting currency for the Company is the U.S. dollar.

The Company has determined that the functional currency of its United Kingdom operations is the local currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at current exchange rates. Operating results are translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income in stockholders’ equity (deficit).

Loss Per Common Share

Basic and diluted loss per common share was determined by dividing net loss attributable to common stockholders by the weighted average common shares outstanding during the period in accordance with SFAS No. 128, Earnings Per Share. The following common shares and common share equivalents have been excluded from the computation of diluted weighted average shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended March 31
	2006	2005

Series A Preferred Stock	-	2,752,616
Series B Preferred Stock	-	257,668
Unit Purchase Options	1,050,000	-
Stock Options outstanding	1,734,121	1,631,552
Warrants outstanding	12,350,000	1,185,518

In addition, the 1,566,250 shares of common stock held in escrow as of March 31, 2006 in connection with the reverse acquisition of CEA have been excluded from the computation of basic and diluted loss per share in accordance with SFAS 128, “Earnings Per Share.”

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment (SFAS 123R). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using the fair value method. The provisions of SFAS 123R are effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (January 1, 2006 for the Company). The adoption of SFAS 123R did not have an impact on the Company’s results of operations or overall financial position during the first quarter of 2006 since the Company is required to adopt this standard using the prospective method and there were no stock awards granted subsequent to adoption.  However, the adoption of the SFAS 123R fair value method will have a material impact on the Company’s  results of operations in future periods, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The Company will recognize excess tax benefits when those benefits reduce current income taxes payable. SFAS 123R permits public companies to adopt its requirements using one of two methods:

•
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees and directors prior to that effective date of SFAS 123R that remain unvested on the effective date.

•
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

However, since the Company used the minimum-value method as a non-public company to estimate the fair value of stock awards under SFAS 123 for pro forma footnote disclosure purposes, the Company will be required to adopt SFAS 123R using the “prospective-transition” method upon the effective date. Under the prospective method, nonpublic entities that previously applied SFAS 123 using the minimum-value method whether for financial statement recognition or pro forma disclosure purposes will continue to account for non-vested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as they had been accounted for prior to adoption (APB 25 intrinsic value method for the Company). All awards granted, modified, or settled after the date of adoption should be accounted for using the measurement, recognition, and attribution provisions of SFAS 123R.

There were no stock awards granted by the Company during the three months ended March 31, 2006 subsequent to the adoption of SFAS 123R. Accordingly, the Company has continued to recognize compensation expense for awards issued prior to the adoption of SFAS 123R in accordance with the provisions of APB 25. In addition, SFAS 123R specifically prohibits nonpublic entities that previously measured compensation cost of employee stock options using the minimum value method from continuing to provide the pro forma disclosures for those awards. Accordingly, the Company has not provided the SFAS 123 pro forma disclosures but will apply the provisions of SFAS 123R to awards granted, modified, or settled after the date of adoption.

3. Cash and Cash Equivalents

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. The Company invests in high quality investments rated at least A2 by Moody’s Investors Service or A by Standard & Poors.

Cash and cash equivalents were as follows:

	March 31,	December 31,
	2006	2005

Cash and cash equivalent	$265,095	$87,849
Commercial paper	8,706,968	-
Money market	7,359,756	1,462,474
Auction rate securities	4,501,382	-
Total	$20,833,201	$1,650,323

4. Accounts Receivable

Accounts receivable consists of the following:

	March 31	December 31
	2006	2005

Billed accounts receivable	$1,970,200	$1,219,164
Unbilled accounts receivable	1,129,110	1,336,115
Total accounts receivable	3,099,310	2,555,279
Allowance for doubtful accounts	(41,000)	(45,000)

	$3,058,310	$2,510,279

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31	December 31
	2006	2005

Accrued professional fees	$220,485	$172,717
Accrued other expenses	284,806	439,357
Accrued compensation	107,887	310,422
Accrued vacation	264,302	218,723
Accrued interest	1,747	642
	$879,227	$1,142,861

6. Debt

Debt consists of the following:

	March 31	December 31
	2006	2005

Borrowings:
Bank line of credit, with an interest rate of 8.25% at March 31, 2006	$600,000	$700,000
Bank equipment loan, with an interest rate of 8.75% at March 31, 2006	230,000	260,000
Note payable, with an interest rate of 6.00%	113,029	—
Total borrowings	943,029	960,000
Bank line of credit and other short-term borrowings	833,029	820,000
Long-term borrowings, less current portion	$110,000	$140,000

Bank Line of Credit

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank, which includes a $1,000,000 revolving accounts receivable funding line of credit and a $300,000 equipment line of credit. The $1,000,000 revolving accounts receivable line of credit provides for borrowings up to 75% of current accounts receivable balance at the prime rate of interest plus 0.5%. Working capital borrowings are secured primarily by accounts receivable while capital equipment borrowings are secured by the fixed assets that were acquired. The proceeds from the accounts receivable funding line of credit were used to pay down the remaining balance of the stockholder line of credit. The $300,000 equipment loan funds equipment purchases and provides for interest at the bank’s prime rate of interest plus 1.0%. Borrowings under the equipment line of credit will be payable over a period of thirty months. As of March 31, 2006, the Company had $230,000 outstanding under the equipment loan. Accounts receivable borrowings are secured primarily by accounts receivable while capital equipment borrowings are secured by the fixed assets that were acquired. The revolving line of credit expired in February, 2006 and has been extended until May 31, 2006 at which time all advances will be immediately due and payable unless the line is renewed.

Note Payable

On February 9, 2006, the Company entered into a note payable with First Insurance Funding Corp. The note bears interest at an annual rate of 6.0% and principle and interest payments are due in nine monthly installments from the date of issue through November 9, 2006.

7. Contingencies

From time to time, the Company may become involved in various legal actions, administrative proceedings and claims in the ordinary course of its business. Although it is not possible to predict with certainty the outcome of such legal actions or the range of possible loss or recovery, based upon current information, management believes such legal actions will not have a material effect on the financial position or results of operations of the Company.

8. Stockholders’ Equity

A summary of the Company’s outstanding and exercisable warrants as of March 31, 2006 is as follows:

Exercise Price	Warrants Outstanding
$5.00	12,350,000

All of the outstanding warrants are fully vested and expire on February 12, 2008 and are exercisable at the option of the holder. The warrants are redeemable by the Company for $0.01 per warrant if the price of the common stock equals or exceeds $8.50 per share for any of 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to warrant holders.

As of March 31, 2006, the Company had reserved a total of 15,500,000 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Unit purchase options (see Note 1)	1,050,000
Stock options outstanding	1,734,121
Reserved for future stock option grants	365,879
Common stock warrants outstanding	12,350,000
Total shares reserved for future issuance	15,500,000

Item 2. Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-QSB. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-QSB, as well as in our Form 8-K/A filed on March 31, 2006, which contained substantially the same information that would be included in an Annual Report on Form 10-KSB.

Overview

We offer a broad range of Web-based electronic data capture, handheld device, and interactive voice recognition software and services uniquely designed to speed the process of clinical trials performed for drug development. Our primary focus is on the costly and time-consuming clinical trial phase of drug development. We provide pharmaceutical and biotechnology companies with integrated software tools and services designed to significantly reduce the time spent collecting clinical trials data, managing clinical trials performance, and which provides an automated and easy-to-use mechanism to collect data directly from clinical investigators and patients. We believe that our automated data collection software enables our customers to reduce overall clinical trial research costs, enhance existing data quality and time to close a study database.

Our operations are subject to certain risks and uncertainties, including among others, rapid technological change, increased competition from existing competitors and new entrants, lack of operating history, and dependence upon key members of the management team. The operating results are also affected by general economic conditions affecting the pharmaceutical industry.

The use of eClinical technologies in clinical trials has grown to approximately 17% of all clinical trials in 2004 according to Forrester research. Industry analysts and commentators have estimated that the growth in the use of eClinical technologies will continue to accelerate over the next five years. etrials will have to continue to expand its customer base and technologies in order to maintain and grow its market share. Since 2002 the number of active eClinical trials being performed by etrials has grown from twenty-four to one hundred nineteen because of the increased adoption of eClinical technologies by the pharmaceutical and biotechnology industries.

Sources of Revenues

We derive revenues from providing software application-hosting and related services to our customers on clinical trial projects. We offer our eClinical solutions through an application service provider model. Revenues resulting from our professional services and software application-hosting, which include hosting fees and software usage fees, are generated in three stages of drug development for each clinical trial. The first stage (development and deployment) includes trial and application setup, including design of electronic case report forms and edit checks, investigator site training, and implementation of the system and server configuration. The second stage (study conduct) consists of project management services, application hosting and related professional and support services. The third stage (close out) consists of services required to close out, or lock, the database for the clinical trial and deliver final data sets to the client.

Services provided during the three phases of clinical trials are typically earned under fixed-price contracts. Although etrials enters into master agreements with each customer, the master agreements do not contain any minimum commitment by customers and contain general terms and conditions. All services and revenues are covered by separately negotiated addendums called task orders. Revenues generated from each task order are generally recognized using the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours for each contract. This method is used because management considers total labor hours incurred to be the best available measure of progress on these contracts.

Software usage and hosting fee revenues - We derive our software usage and hosting fee revenues from our eClinical solution suite, which includes primarily our electronic data capture, electronic patient diaries, interactive voice response and post marketing solutions.

Services revenue - We provide our customers a full range of professional services in support of our eClinical software solutions. These services are delivered during all three stages of the clinical trial as further described below.

•	First stage— trial and application setup, including design of electronic case report forms and edit checks, installation and server configuration of the system;

•	Second stage— consists of project management services, application hosting and related professional and support services; and

•	Third stage— services required to close out, or lock, the database for the clinical trial.

Services provided for all three stages are generally on a fixed fee basis as per the budget assumptions specified in the contract. If budget assumptions change, etrials and the client generally agree to a change in scope amendment to the contract. Revenues from services are recognized utilizing the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours for each contract. This method is used because management considers total labor hours incurred to be the best available measure of progress on these contracts. The company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues. No such losses have been incurred to date.

Billing for eClinical services will occur over the life of the contract. Although the billing increments are negotiated in each contract individually, the total value of the agreement is generally invoiced in the following increments:

Stage	% of Contract Value
Contract execution	25%
System deployment	25%
Study conduct	40%
Project close out	10%
Total Contract Value	100%

Customers generally have the ability to terminate contracts upon 30 days notice to us. In the event that a customer cancels a clinical trial and its related task order, all deferred revenue is recognized and certain termination related fees may be charged.

Our contracts with customers allow us to maintain a contract backlog that provides multi-year visibility in revenue. We record contract backlog based upon written confirmation received from our clients that a contract is awarded to etrials. The amount of contract backlog is the total amount of the contract budget agreed upon by the client and us less revenue previously recognized by us on each contract. As our backlog continues to grow, we believe that the predictability of our future revenues will increase; although delays in conducting clinical trials and the ability of customers to cancel our contracts means that our backlog is not a guaranty as to this amount or timing of future revenue.

Cost of Revenues and Operating Expenses

We allocate overhead expenses such as rent, occupancy charges, certain office administrative costs, depreciation and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in the costs of revenues, sales and marketing, research and development, and general and administrative expense categories. Overhead costs that can be specifically identifiable back to the applicable functional area are charged to the functional area that it belongs to.

Costs of Revenues - Costs of revenues consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs including facilities, information systems, hosting facility fees, server depreciation, amortization of capitalized internal software development costs, software license and royalty costs and other costs. Costs of services also include client pass-thru costs which can fluctuate quarterly based upon contract activity. Costs can fluctuate and impact our expenses based upon employee utilization levels associated with specific projects.

Sales and Marketing - Sales and marketing expenses consist primarily of employee-related expenses, including travel, marketing programs (which include product marketing expenses such as trade shows, workshops and seminars, corporate communications, other brand building and advertising), allocated overhead and commissions. We expect that sales and marketing expenses will increase as we expand and further penetrate our customer base, expand our domestic and international selling and marketing activities associated with existing and new product and service offerings, build brand awareness and sponsor additional marketing events.

Research and Development - Research and development expenses consist primarily of employee-related expenses, allocated overhead and outside contractors. We have historically focused our research and development efforts on increasing the functionality, performance and integration of our software products. We expect that in the future, research and development expenses will increase as we introduce additional integrated software solutions to our product suite. We capitalize certain internal software development costs for new software products and releases, which are incurred during the application development stage and amortize them over the software’s estimated useful life of one to three years. The amortization of such capitalized costs is included in costs of revenues.

General and Administrative - General and administrative expenses consist primarily of employee-related expenses, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to being a publicly held company.

Amortization of intangible assets - Our amortization costs of intangible assets represents the amortization on a straight-line basis of acquired technologies over their estimated useful lives, which is typically three years.

Stock-Based Expenses - Our operating expenses include stock-based compensation expenses related to the fair value of options issued to non-employees and option grants to employees in situations where the exercise price is determined to be less than the deemed fair value of our common stock at the date of grant.

Foreign Currency Translation

We have one wholly-owned subsidiary operating in the United Kingdom, so changes in the British pound sterling, will affect our results. Revenues and related costs for this entity are reported in British pound sterling and then converted into US dollars for consolidation purposes. In periods when the U.S. dollar declines in value as compared to the foreign currencies in which we conduct business, our foreign currency-based revenues and expenses increase in value when translated into U.S. dollars. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars each reporting period at current exchange rates. Operating results are translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income in stockholders’ deficit.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. These estimates include, among others, our revenue recognition policies related to the proportional performance methodology of revenue recognition of contracts and assessing our goodwill for impairment annually. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results will differ and may differ materially from the estimates if past experience or other assumptions do not turn out to be substantially accurate.

Our significant accounting policies are presented within Note 2 to our consolidated financial statements as filed with the SEC on Form 8-K/A on March 31, 2006, and the following summaries should be read in conjunction with the unaudited consolidated financial statements and the related notes included in this Report. While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Our management believes the policies that fall within this category are the policies on revenue recognition, accounting for stock-based compensation, goodwill and income taxes.

Revenue Recognition

We derive our revenues from providing software application-hosting and related services. Revenues resulting from application hosting services are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware, Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) Nos. 101 and No. 104, Revenue Recognition. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

We offer our eClinical software products through an application service provider model. The revenues generated from services, software subscriptions and usage fees, hosting fees and other fees, in three stages for each clinical trial. The first stage (development and deployment) includes trial and application setup, including design of electronic case report forms and edit checks, investigator site training, implementation of the system and server configuration. The second stage (study conduct) consists of project management services, application hosting and related professional and support services. The third stage (close out) consists of services required to close out, or lock, the database for the clinical trial and deliver final data sets to the client.

Services provided during the three phases of clinical trials are typically earned under fixed-price contracts. Although etrials enters into master agreements with each customer, the master agreements do not contain any minimum commitment by customers and contain general terms and conditions. All services and revenues are covered by separately negotiated addendums called task orders. Revenues generated from each project or task order are generally recognized using the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours for each contract. This method is used because management considers total labor hours incurred to be the best available measure of progress on these contracts. The estimated total labor hours of contracts are reviewed and revised periodically throughout the duration of the contracts with adjustment to revenues from such revisions being recorded on a cumulative basis in the period in with the revisions are made. When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is reasonably possible that the estimates will change in the near term and could result in a material change.

Customers generally have the ability to terminate contracts upon 30 days written notice. In the event that a customer cancels a clinical trial and its related task order, deferred revenue is recognized for the work performed prior to termination and certain termination related fees may be charged. Consequently, termination of a contact may result in us recognizing more revenue during the period in which the termination occurs.

Deferred revenue represents amounts billed or cash received in advance of revenue recognition. Included in accounts receivable are unbilled accounts receivable, which represent revenue recognized in excess of amounts billed.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, we have not experienced any material losses on uncompleted contracts.

The Company generally does not require collateral as a substantial amount of the revenues are generated from recurring customers. Management performs periodic reviews of the aging of customer balance, the current economic environment and its industry experience and establishes an allowance on accounts receivable based on these reviews.

The following summarizes the components of our revenues:

	Three Months Ended March 31
	2006	2005
Services	$2,077,766	$2,677,588
Software subscriptions and usage fees	628,056	604,389
Hosting fees	336,696	205,984
Other fees	(282,855)	209,909
Total	$2,759,663	$3,697,870

The negative balance in other fees for the three months ended March 31, 2006 is the result of a discount to revenues record in conjunction with an application-hosting agreement as described below.

We account for pass-through expenses in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14). EITF No. 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the statement of operations. We included $54,026 and $163,913 for the three months ended March 31, 2006 and 2005, respectively.

In connection with a software application-hosting agreement entered into on April 1, 2005, etrials issued a customer 220,840 shares of etrials’ common stock with an estimated fair value of $1.26 million. Of the 220,840 shares issued, 98,151 were issued immediately and the remaining 122,689 shares of common stock were placed in escrow. In the event the customer terminated certain agreements during a three year period, all or part of the shares held in escrow would be forfeited. EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), requires that the value of the common stock be treated as a reduction in revenue. The fair value of the 98,151 shares of non-forfeitable common stock was recorded to common stock and additional paid-in capital and to prepaid software application-hosting discount, a contra-equity account. The prepaid software application-hosting discount was originally reduced on a straight-line basis over the three year term of the agreement, offsetting revenue generated under the agreement. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Non-employee, the fair value of the 122,689 shares of forfeitable common stock held in escrow were treated as unissued for accounting purposes until the future services are provided and the shares are vested. Accordingly, the fair value of the 122,689 shares of forfeitable common stock were originally recorded to additional paid-in capital as the reduction to revenue was recorded on a straight-line basis over the three year term of the agreement. In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the fair value of the common stock was remeasured at each interim reporting date during the three-year performance period with changes in fair value reflected as a cumulative adjustment. Effective February 8, 2006, etrials amended the software application-hosting agreement previously entered into with a customer on April 1, 2005. Under the terms of the amendment etrials released from escrow 40,897 shares and terminated 81,792 shares of common stock, which were previously held in escrow, resulting in a total of 139,048 shares issued to this customer. As a result of this amendment, there are no longer any shares held in escrow and the shares issued are no longer subject to forfeiture should the customer terminate certain agreements. In conjunction with this amended software-application hosting agreement, the Company recorded a reduction to revenues of $334,339 during the three months ended March 31, 2006, which reflects the fair value of the total shares of common stock issued to the customer as of February 8, 2006 less the discounts previously recorded.

Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment (SFAS 123R). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using the fair value method. The provisions of SFAS 123R are effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (January 1, 2006 for the Company).  The adoption of SFAS 123R did not have an impact on the Company’s results of operations or overall financial position during the first quarter of 2006 since the Company is required to adopt this standard using the prospective method and there were no stock awards granted subsequent to adoption.  However, the adoption of the SFAS 123R fair value method will have a material impact on the Company’s results of operations in future periods, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The Company will recognize excess tax benefits when those benefits reduce current income taxes payable. SFAS 123R permits public companies to adopt its requirements using one of two methods:

•
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees and directors prior to that effective date of SFAS 123R that remain unvested on the effective date.

•
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

However, since the Company used the minimum-value method as a non-public company to estimate the fair value of stock awards under SFAS 123 for pro forma footnote disclosure purposes, the Company will be required to adopt SFAS 123R using the “prospective-transition” method upon the effective date. Under the prospective method, nonpublic entities that previously applied SFAS 123 using the minimum-value method whether for financial statement recognition or pro forma disclosure purposes will continue to account for non-vested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as they had been accounted for prior to adoption (APB 25 intrinsic value method for the Company). All awards granted, modified, or settled after the date of adoption should be accounted for using the measurement, recognition, and attribution provisions of SFAS 123R.

There were no stock awards granted by the Company during the three months ended March 31, 2006 subsequent to the adoption of SFAS 123R. Accordingly, the Company has continued to recognize compensation expense for awards issued prior to the adoption of SFAS 123R in accordance with the provisions of APB 25. In addition, SFAS 123R specifically prohibits nonpublic entities that previously measured compensation cost of employee stock options using the minimum value method from continuing to provide the pro forma disclosures for those awards. Accordingly, the Company has not provided the SFAS 123 pro forma disclosures but will apply the provisions of SFAS 123R to awards granted, modified, or settled after the date of adoption.

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value. We have elected to perform our annual impairment test in November of each calendar year. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of performing the goodwill impairment test, we concluded there is one reporting unit. During November 2005, we completed the required annual test, which indicated there was no impairment.

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on historical results, we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets.

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Our contract backlog grew to $24.8 million at March 31, 2006 as compared to $19.3 million at March 31, 2005, representing an increase of 28.5%. Total revenues decreased 25.4% to $2,759,663 for the three months ended March 31, 2006, as compared to $3,697,870 for the three months ended March 31, 2005. Despite an increase in the number of new and active contracts in our contract backlog to 119 contracts from 101 contracts as of March 31, 2006 and 2005, respectively, our revenues declined due to the delay of new contract starts during the first quarter of 2006 and the $334,339 reduction to revenues from the software application-hosting discount as discussed in Critical Accounting Policies and Estimates. We believe the growth in our contract backlog and new contracts reflects increasing user acceptance among our customers and the industry as a whole.

Costs of revenues increased 11.4% to $1,696,301 from $1,523,089 for the three months ended March 31, 2006 and 2005, respectively. This increase was primarily the result of the personnel and related costs attributable to the 19.6% growth in our services staff to 55 from 46 as of March 31, 2006 and 2005, respectively.  The increase in personnel was necessary to fulfill new contracts added to backlog during the past several quarters.  But due to the delay in new project starts, the new staff lowered the overall billable utilization of the operations group which lowered gross margins.  As a percentage of revenues, costs of revenues increased to 61.5% from 41.2% for the three months ended March 31, 2006 and 2005, respectively, primarily due to the decline in revenue during the first quarter of 2006.

Sales and marketing costs increased 12.9% to $820,654 from $726,600 for the three months ended March 31, 2006 and 2005, respectively. This increase was primarily the result of the personnel and related costs attributable to the 42.9% growth in our sales and marketing staff to 20 from 14 as of March 31, 2006 and 2005, respectively. As a percentage of revenues, sales and marketing costs were 29.7% and 19.6% for the three months ended March 31, 2006 and 2005, respectively, primarily due to the decline in revenue during the first quarter of 2006.

General and administrative costs increased by 4.1% to $920,668 from $884,718 for the three months ended March 31, 2006 and 2005, respectively. This increase was primarily the result of costs associated with being a public company. Included in general and administrative expenses during the three months ended March 31, 2005 were approximately $211,000 in legal costs for the patent litigation lawsuit which was settled on August 22, 2005, as compared to zero legal costs for this lawsuit during the three months ended March 31, 2006. We expect general and administrative costs to increase as we incur additional costs of increased legal, accounting and other costs associated with being a public reporting company. As a percentage of revenues, general and administrative expenses were 33.4% and 23.9% for the three months ended March 31, 2006 and 2005, respectively, primarily due to the decline in revenue during the first quarter of 2006.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life of three years. These costs were $54,223 and $139,872 for the three months ended March 31, 2006 and 2005, respectively.

Research and development costs increased by 28.8% to $430,211 from $333,982 for the three months ended March 31, 2006 and 2005, respectively. This increase was primarily the result of the personnel and related costs attributable to the 21.4% growth in our research and development staff to 17 from 14 as of March 31, 2006 and 2005, respectively. The Company has capitalized $102,108 and $58,800 of internal software development costs during the three months ended March 31, 2006 and 2005, respectively. As a percentage of revenues, research and development expenses were 15.6% and 9.0% for the three months ended March 31, 2006 and 2005, respectively, primarily due to the decline in revenue during the first quarter of 2006.

Other income for the three months ended March 31, 2006 was $115,245 as compared with $6,213 of net other expense for the three months ended March 31, 2005. The change is primarily the result of interest income on the cash received in the CEA merger.

We experienced net loss of $1,047,149 compared with net income of $83,396 for the three months ended March 31, 2006 and 2005, respectively. The net loss for the three months ended March 31, 2006 was negatively impacted by the decline in revenue caused primarily by the timing of new clinical projects starts for contracts added to backlog during the past several quarters and the $334,339 reduction to revenues from the software application-hosting discount as discussed in Critical Accounting Policies and Estimates.

Liquidity and Capital Resources

Our principal sources of cash have been from revenues from software application-hosting and related services as well as from proceeds from the issuance of various debt instruments and the sale of equity securities.

At March 31, 2006 we had cash and cash equivalents of $20,833,201. Our cash and cash equivalents increased by $19,182,878 during the three months ended March 31, 2006 primarily due to the net cash received of approximately $19.7 million in the merger with CEA in February 2006.

In the three months ended March 31, 2006 operating activities used approximately $273,000 and in the three months ended March 31, 2005 provided approximately $264,000 of net cash, respectively. The decrease in net cash from operating activities was primarily due to an increased net loss, and changes in accounts receivable, accounts payable and accrued expenses partially offset by an increase in non-cash and prepaid expenses and other assets.

In the three months ended March 31, 2006 and 2005, we used approximately $171,000 and $147,000 of net cash in investing activities, respectively, primarily for computer equipment.

In the three months ended March 31, 2006 approximately $19.6 million of net cash was provided by financing activities as compared to $175,000 of net cash used in the three months ended March 31, 2005. The increase was primarily the result of the net cash received in connection with the CEA merger.

We intend to continue to fund the enhancement and expansion of the etrials eClinical software technologies through both internal development and acquiring additional complementary technologies in the future. We believe our existing cash, cash equivalents and cash provided by operating activities and our debt facilities will be sufficient to meet our working capital and capital expenditure needs over the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new services and enhancements to existing services, and the continuing market acceptance of our services. To the extent that existing cash and securities and cash from operations, are insufficient to fund our future activities, including potential acquisitions of complementary eClinical technology companies, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We do not have any special purpose entities or any other off balance sheet financing arrangements. We have operating leases for office space and office equipment and a capital lease for the purchase of third party software, which are described below.

We generally do not enter into binding purchase commitments. Our principal commitments are primarily for leases for office space and equipment and a capital lease for the purchase of third party software. At March 31, 2006, the future minimum payments under these commitments were as follows:

Periods Ending December 31,	Capital Leases	Operating Leases
2006 (last nine months)	$101,049	$382,237
2007	83,204	592,451
2008	31,676	583,739
2009	25,571	591,722
2010	—	578,809
2011 and thereafter	—	906,130
Total required lease payments	241,500	$3,635,089
Less interest included	(27,773)
Total minimum payments	213,727
Current portion of capital lease	120,858
Long-term portion of capital lease	$92,869

As of February 1, 2005, we entered into a revolving accounts receivable line of credit with RBC Centura Bank under which we can borrow up to $1,000,000. In addition we also have a capital equipment line with the same bank under which we can borrow up to $300,000. Interest accrues and is paid monthly at the prime rate of interest plus 0.5% for the accounts receivable revolving line of credit and at the prime rate plus 1.0% for the fixed asset line of credit. Borrowings under the equipment line of credit are payable in monthly principle and interest payments over a 30 month period. The revolving line of credit expires on May 31, 2006 at which time all advances will be immediately due and payable unless the line is renewed. We anticipate seeking a renewal of this revolving line of credit. As of March 31, 2006, we had $600,000 outstanding under the accounts receivable line of credit and $230,000 outstanding under the capital equipment line. As of March 31, 2006 a balance of $400,000 remained available to be borrowed, if sufficient collateral exists, to support future needs.

Working capital borrowings are secured primarily by our accounts receivable while capital equipment borrowings are secured by the fixed assets that were acquired. Under the terms of these credit lines, we are required to comply with certain financial covenants. To the extent we are unable to satisfy those covenants in the future, we will need to obtain waivers to avoid being in default of the terms of these credit lines. If an unwaived default occurs, the bank may require that we repay all amounts then outstanding. We expect that we will have sufficient resources to fund any amounts which may become due under these credit lines as a result of a default by us or otherwise. However, any amounts which we may be required to repay prior to a scheduled repayment date would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.

Inflation

To date, we believe that the effects of inflation have not had a material adverse effect on our results of operations or financial condition.

Certain Factors Which May Affect Future Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer.

Forward Looking Statements and Risks

We believe that some of the information in this document constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in this Report.

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in our Current Report on Form 8-K/A filed on March 31, 2006, which could materially affect our business, financial condition or future results. The risks described in that Form 8-K/A are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have been contacted recently by another company seeking to license patent rights to us. If we agree to a license, this could increase our operating expenses. If we are unable to agree on reasonable license terms, we may incur substantial litigation costs or we may need to change the products and services we offer. Many patents have been issued in our industry, some of which have been asserted in litigation. We expect intellectual property disputes will be an ongoing risk to us. The risks that are most likely to cause unexpected adverse quarterly operating performance affects include delays in work orders or cancellations by customers due to changes in the clinical trials being conducted by our customers, over which we have no control and which can be made by our customers without financial penalties under our customer contracts. Such changes by customers represent an ongoing risk each quarter.

You can identify forward looking statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements:

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.

All forward-looking statements included herein attributable to any of us, or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Except to the extent required by applicable laws and regulations, we undertake no obligations to update these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Item 3.    Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic Securities and Exchange Commission filings within the required time period.

        There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceeding other than routine litigation that is incidental to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of securities were made during the quarter that were not previously reported on a Current Report on Form 8-K, except for stock option grants in the normal course of the Company’s business.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our stockholders during the quarter ended March 31, 2006, except at the Special Meeting of Shareholders held on February 9, 2006. At that meeting, the stockholders approved:

(i)
an amendment to our Certificate of Incorporation to change the name from CEA Acquisition Corporation to etrials Worldwide, Inc., for which voting at the meeting was as follows: 4,777,291 votes cast FOR; 119,970 votes cast against or withheld; 2,739 shares abstaining;

(ii)
an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 50,000,000, for which voting at the meeting was as follows: 4,746,616 votes cast FOR; 2,146,645 votes cast against or withheld; 6,739 shares abstaining;

(iii)
an amendment to the Certificate of Incorporation to remove the preamble and Sections A through D, inclusive, of Article Sixth from the Certificate of Incorporation from and after the closing of the merger, and to designate Section E of Article Sixth as Article Sixth, for which voting at the meeting was as follows: 3,043,730 votes cast FOR; 1,798,295 votes cast against or withheld; 27,975 shares abstaining;

(iv)
our 2005 Performance Equity Plan, which reserves a total of 2,100,000 shares of common stock for issuance in accordance with the plan’s terms, for which voting at the meeting was as follows: 2,957,970 votes cast FOR; 1,913,370 votes cast against or withheld; 28,660 shares abstaining; and,

(v)
a merger with etrials Worldwide, Inc., a Delaware corporation (“etrials”), in which etrials became our wholly owned subsidiary, pursuant to the Agreement and Plan of Merger dated August 22, 2005, as amended, (“Merger Agreement”) among us, etrials Acquisition, Inc., a Delaware corporation (“Merger Sub”) and wholly our owned subsidiary, etrials and certain stockholders of etrials, for which voting at the meeting was as follows: 3,068,708 votes cast FOR; 1,828,292 votes cast against or withheld; 3,000 shares abstaining.

Item 5. Other Information.

(a) In April 2006 the revolving loan agreement and note with RBC Centura Bank was extended until May 31, 2006. At March 31, 2006, $600,000 was outstanding under the line of credit. A copy of the Fourth Modification Agreement dated as of April 21, 2006 is included as Exhibit 10.36 to this Report and is incorporated by reference herein.

(b) None.

Item 6. Exhibits

The Exhibit Index that follows the signature page of the Report is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETRIALS WORLDWIDE, INC.

May 15, 2006	By:	/s/ JOHN K. CLINE John K. Cline President, Chief Executive Officer and Director (Principal Executive Officer)

May 15, 2006	By:	/s/ JAMES W. CLARK, JR. James W. Clark, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX
Exhibit	Description

2.1
Agreement and Plan of Merger dated August 22, 2005 by and among the Registrant, etrials Acquisition, Inc., etrials Worldwide, Inc. and certain stockholders of etrials Worldwide, Inc. (Included in Annex A of the proxy statement/prospectus included in the Form S-4 (No. 333-129314), effective January 18, 2006 and incorporated by reference herein).

2.2
Amendment No. 1 to Plan of Merger dated October 31, 2005 by and among the Registrant, etrials Acquisition, Inc., etrials Worldwide, Inc. and certain stockholders of etrials Worldwide, Inc. (Included in Annex A of the proxy statement/prospectus included in the Form S-4 (No. 333-129314), effective January 18, 2006 and incorporated by reference herein).

2.3
Amendment No. 2 to Plan of Merger dated December 5, 2005 by and among the Registrant, etrials Acquisition, Inc., etrials Worldwide, Inc. and certain stockholders of etrials Worldwide, Inc. (Included in Annex A of the proxy statement/prospectus included in the Form S-4 (No. 333-129314), effective January 18, 2006 and incorporated by reference herein).

3.1	Certificate of Incorporation of the Registrant. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

3.2	Bylaws of the Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.1	Specimen Unit Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.2	Specimen Common Stock Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.3	Specimen Warrant Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.4	Form of Unit Purchase Option. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.5
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

10.1
Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and J. Patrick Michaels, Jr. (without schedules). (Incorporated by reference from Amendment No. 1 to Registration Statement No. 333-110365 on Form S-1 filed December 24, 2003).

10.2
Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Robert Moreyra (without schedules). (Incorporated by reference from Amendment No. 1 to Registration Statement No. 333-110365 on Form S-1 filed December 24, 2003).

10.3
Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Donald Russell (without schedules) (Incorporated by reference from Amendment No. 1 to Registration Statement No. 333-110365 on Form S-1 filed December 24, 2003).

10.4
Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Brad Gordon (without schedules). (Incorporated by reference from Amendment No. 1 to Registration Statement No. 333-110365 on Form S-1 filed December 24, 2003).

EXHIBIT INDEX (continued)
10.5
Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Harold Ewen (without schedules). (Incorporated by reference from Amendment No. 1 to Registration Statement No. 333-110365 on Form S-1 filed December 24, 2003).

10.6
Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and CEA Group, LLC (without schedules). (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

10.7
Form of Investment Trust Management Trust Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders.   (Incorporated by reference from Amendment No. 2 to Registration Statement No. 333-110365 on Form S-1 filed December 24, 2003).

10.8
Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (Incorporated by reference from Amendment No. 2 to Registration Statement No. 333-110365 on Form S-1 filed December 24, 2003).

10.9
Form of Amendment to Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed December 13, 2005).

10.10
Form of Letter Agreement between CEA Group, LLC and Registrant regarding administrative support. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

10.11	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

10.12	2005 Performance Equity Plan of the Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed December 13, 2005).*

10.13
Letter Agreement dated as of August 10, 2005 between the Registrant, EarlyBirdCapital, Inc. and American Fund Advisors (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

10.14
Form of Escrow Agreement among the Registrant, James W. Clark, Jr., as the etrials Stockholders’ Representative and Continental Stock Transfer & Trust Company. (Incorporated by reference from Current Report on 8-K filed August 25, 2005).

10.15
Form of Amendment to Escrow Agreement among the Registrant, James W. Clark, Jr., as the etrials Stockholders’ Representative and Continental Stock Transfer & Trust Company. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed December 13, 2005).

10.16	Employment Agreement dated August 22, 2005, among the Registrant, etrials Worldwide, Inc. and John Cline (Incorporated by reference from Current Report on Form 8-K filed August 25, 2005).*

10.17	Employment Agreement dated August 22, 2005, among the Registrant, etrials Worldwide, Inc. and James W. Clark, Jr. (Incorporated by reference from Current Report on Form 8-K filed August 25, 2005).*

EXHIBIT INDEX (continued)
10.18	Employment Agreement dated August 22, 2005, between etrials Worldwide, Inc. and Michael Harte. (Incorporated by reference from Current Report on Form 8-K filed August 25, 2005).*

10.19	Lock-Up Agreement dated August 22, 2005 executed by certain of the security holders of etrials Worldwide, Inc. (Incorporated by reference from Current Report on Form 8-K filed August 25, 2005).

10.20	Lock-Up Agreement dated August 22, 2005 executed by Quintiles Transnational Corp. and Q Finance Inc. (Incorporated by reference from Current Report on Form 8-K filed August 25, 2005).

10.21	etrials Worldwide, Inc. 1999 Equity Compensation Plan. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

10.22	Amendment to etrials Worldwide, Inc. 1999 Equity Compensation Plan, dated March 11, 2003 (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

10.23
Employment Agreement between John Cline and etrials Worldwide, Inc., dated December 12, 2003. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).*

10.24
Employment Agreement between James Clark and etrials Worldwide, Inc., dated December 12, 2003. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).*

10.25	Service Agreement between Rachel King and Minidoc Limited. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

10.26
RBC Loan and Security Agreement by and between etrials Worldwide, Inc. and RBC Centura Bank, dated February 1, 2005. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

10.27
Negative Pledge Agreement by and between etrials Worldwide, Inc. and RBC Centura Bank, dated February 1, 2005. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

10.28
Investment Banking Fee Satisfaction Agreement between Fred Nazem and etrials Worldwide, Inc., dated April 4, 2003, terminated September 10, 2005. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

10.29
Letter Agreement for Financial Advisory Services between Fred Nazem and etrials Worldwide, Inc. dated June 24, 2004 and terminated September 10, 2005. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

10.30
Advisory Agreement between Tryon Capital and etrials Worldwide, Inc., dated November 7, 2003 and terminated September 10, 2005. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

EXHIBIT INDEX
(continued)

10.31
Form of Voting Trust Agreement between etrials Worldwide, Inc. and certain shareholders of etrials Worldwide, Inc. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

10.32
Form of Amendment to Voting Trust Agreement between etrials Worldwide, Inc. and certain shareholders of etrials Worldwide, Inc. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

10.33
Exclusive License Agreement by and between MiniDoc AB and etrials Worldwide, Inc., dated August 10, 2005. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed December 13, 2005).

10.34	Unconditional Guaranty Agreement dated February 14, 2006 between etrials Worldwide, Inc. and RBC Centura Bank. (Incorporated by reference from Current Report on Form 8-K filed February 15, 2006).

10.35	Unconditional Guaranty Agreement dated March 17, 2006 between etrials Worldwide, Inc. and RBC Centura Bank.

10.36	Fourth Modification Agreement dated as of April 21, 2006 between etrials, Inc., etrials Worldwide, Inc., etrials Worldwide Limited and RBC Centura Bank.**

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)**

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)**

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350**
* Management contract or compensatory plan or arrangement.
**Filed herewith.