Form 10QSB
period 2006-06-30
ETRIALS WORLDWIDE INC.
filed 2006-08-14
CIK 1268904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or
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

ETRIALS WORLDWIDE, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

PART I - Financial Information

Item 1.    Financial Statements

etrials Worldwide, Inc.
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,846,495	$1,650,323
Short-term investments	1,551,228	-
Accounts receivable, net of allowance for doubtful accounts
of $58,000 and $45,000, respectively	5,578,755	2,510,279
Prepaid expenses and other current assets	486,276	355,031
Total current assets	26,462,754	4,515,633
Property and equipment, net of accumulated depreciation of
$2,608,997 and $2,251,765, respectively	1,535,491	1,397,407
Goodwill	8,011,037	8,011,037
Developed technology, net of accumulated amortization of
$1,635,694 and $1,570,073, respectively	37,996	103,617
Deferred acquisition costs	-	793,056
Other assets	92,749	87,871
Total assets	$36,140,027	$14,908,621

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Balance Sheets
(continued)

	June 30,	December 31,
	2006	2005
	(unaudited)
Liabilities, Redeemable Convertible Preferred Stock
and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$725,308	$635,287
Accrued expenses	2,293,773	1,142,861
Deferred revenue	2,008,586	2,011,921
Bank line of credit and other short-term borrowings	1,464,451	820,000
Current portion of capital lease obligations	122,871	117,869
Total current liabilities	6,614,989	4,727,938
Capital lease obligations, net of current portion	60,599	121,329
Long-term borrowings, net of current portion	80,000	140,000
Total liabilities	6,755,588	4,989,267

Commitments and contingencies
Series A redeemable convertible preferred stock;
$0.0001 par value; 3,760,200 shares authorized, 2,752,616 shares issued and outstanding at December 31, 2005, (aggregate
liquidation value of $12,667,837 at December 31, 2005)	-	11,714,413
Series B redeemable convertible preferred stock;
$0.0001 par value; 877,380 shares authorized, 257,668 shares issued and outstanding at December 31, 2005, (aggregate
liquidation value of $2,237,136 at December 31, 2005)	-	1,932,860
Stockholders' equity (deficit)
Common stock; $0.0001 par value; 50,000,000 and 10,027,200
shares authorized at June 30, 2006 and December 31, 2005,
respectively, 12,347,738 and 3,471,792 shares issued and
outstanding at June 30, 2006 and December 31, 2005, respectively	1,240	335
Additional paid-in capital	53,608,674	19,705,689
Deferred compensation	(154,025)	(207,046)
Prepaid software application-hosting discount	-	(140,000)
Accumulated other comprehensive income	-	(1,850)
Accumulated deficit	(24,071,450)	(23,085,047)
Total stockholders' equity (deficit)	29,384,439	(3,727,919)
Total liabilities, redeemable convertible preferred stock
and stockholders' equity (deficit)	$36,140,027	$14,908,621

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Net service revenues	$4,154,787	$3,727,826	$6,860,424	$7,261,783
Reimbursable out-of-pocket revenues	1,939,611	125,604	1,993,637	289,517
Total revenues	6,094,398	3,853,430	8,854,061	7,551,300

Costs and expenses:
Costs of revenues	1,637,903	1,716,364	3,280,178	3,075,539
Reimbursable out-of-pocket expenses	1,939,611	125,604	1,993,637	289,517
Sales and marketing	945,490	783,015	1,766,144	1,509,615
General and administrative	1,264,979	826,091	2,185,647	1,710,811
Amortization of intangible assets	11,398	139,872	65,621	279,744
Research and development	480,401	365,771	910,612	699,753
Total cost and expenses	6,279,782	3,956,717	10,201,839	7,564,979
Operating loss	(185,384)	(103,287)	(1,347,778)	(13,679)

Other income (expenses):
Interest expense	(22,675)	(11,310)	(41,101)	(29,552)
Interest income	257,458	5,889	359,909	7,789
Other income, net	11,347	7,081	42,567	17,212
Total other income (expenses), net	246,130	1,660	361,375	(4,551)
Net income (loss)	60,746	(101,627)	(986,403)	(18,230)
Dividends and accretion of preferred stock	-	(288,207)	(95,969)	(576,414)
Induced conversion of common stock warrants	-	-	(1,030,000)	-
Net income (loss) attributable to common stockholders	$60,746	$(389,834)	$(2,112,372)	$(594,644)

Loss per common share:
Basic and diluted income (loss) per share
attributable to common stockholders	$0.01	$(0.12)	$(0.23)	$(0.19)
Basic weighted average common shares outstanding	10,795,750	3,191,009	9,191,573	3,142,204
Diluted weighted average common shares outstanding	11,606,432	3,191,009	9,191,573	3,142,204

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Stockholders (Deficit) Equity
Three Months Ended June 30, 2006
(unaudited)

					Prepaid
					Software	Accumulated		Total
			Additional		Application-	Other		Shareholders’
	Common Stock		Paid-In	Deferred	Hosting	Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Capital	Compensation	Discount	Income (Loss)	Deficit	Equity

Balances at December 31, 2005	3,471,792	$335	$19,705,689	$(207,046)	$(140,000)	$(1,850)	$(23,085,047)	$(3,727,919)
Amendment to prepaid software application-hosting discount	(81,793)	4	194,335		140,000			334,339
Dividends and accretion of preferred stock	-	-	(95,969)	-	-	-	-	(95,969)
Conversion of redeemable convertible preferred stock into common stock	3,395,369	340	13,742,904	-	-	-	-	13,743,244
Issuance of common stock to warrant holders for inducement conversion	157,512	16	(16)	-	-	-	-	-
Exercise of employee stock options	63,719	6	132,265	-	-	-	-	132,271
Exercise of common stock warrants	491,149	49	64,313	-	-	-	-	64,362
Issuance of common stock in connection with reverse acquisition of CEA, net of acquisition costs	4,900,000	490	19,634,459	-	-	-	-	19,634,949
Amortization of deferred compensation	-	-	-	31,010	-	-	-	31,010
Reversal of employee stock compensation expense due to terminations	-	-	(26,500)	22,011	-	-	-	(4,489)
Stock-based compensation recorded in accordance with FAS 123R	-	-	257,194	-	-	-	-	257,194
Net income (loss)	-	-	-	-	-	-	(986,403)	(986,403)
Change in cumulative translation adjustment	-	-	-	-	-	1,850	-	1,850
Comprehensive (loss)								(984,553)
Balance at June 30, 2006	12,397,748	$1,240	$53,608,674	$(154,025)	$-	$-	$(24,071,450)	$29,384,439

See accompanying notes

etrials Worldwide, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
	2006	2005
Operating activities
Net (loss) income	$(986,403)	$(18,230)

Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	369,084	532,398
Amortization of prepaid software application-hosting discount	334,339	198,333
Non-cash compensation expense	283,715	3,802
Provision for allowance for doubtful accounts	17,000	5,000
Loss on sale of assets	—	941
Changes in operating assets and liabilities:
Accounts receivable	(3,085,476)	(641,106)
Prepaid expenses and other assets	(71,087)	(30,759)
Accounts payable and accrued expenses	1,240,933	239,140
Deferred revenue	(3,335)	320,887
Net cash (used in) provided by operating activities	(1,901,230)	610,406

Investing activities
Purchase of property and equipment	(224,991)	(210,872)
Capitalized internal software development costs	(212,652)	(118,512)
Net cash used in investing activities	(437,643)	(329,384)

Financing activities
Net payments on borrowings from stockholder	—	(727,990)
Net (payments) proceeds from bank line of credit	579,415	600,000
Purchase of investments held to maturity	(1,551,228)	—
Payments on bank equipment loan	(60,000)	—
Principal payments on capital leases	(60,358)	(48,222)
Proceeds from issuance of stock options and warrants	196,633	—
Proceeds from issuance of common stock in merger, net of
issuance costs	20,428,005	—
Net cash provided by (used in) financing activities	19,532,467	(176,212)
Effect of exchange rate changes on cash	2,578	(36,048)
Net increase in cash and cash equivalents	17,196,172	68,762
Cash and cash equivalents at beginning of year	1,650,323	1,706,649
Cash and cash equivalents at end of year	$18,846,495	$1,775,411

Supplemental cash flow information
Cash paid for interest	$40,243	$53,475

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

Merger and Accounting Treatment

On August 22, 2005, CEA entered into an Agreement and Plan of Merger, as amended (“Merger Agreement”), with etrials, Inc., formerly etrials Worldwide, Inc. (“etrials”), a privately-held Delaware corporation, and certain stockholders of etrials. On February 9, 2006, the shareholders of CEA voted to approve the Merger Agreement. On February 9, 2006 etrials Acquisition, Inc. a privately-held Delaware corporation and wholly owned subsidiary of CEA, consummated a merger with etrials in which etrials became CEA’s wholly owned subsidiary. CEA then changed its name to etrials Worldwide, Inc.

The shares of common stock held by etrials stockholders were converted into a total of 7,446,360 shares of CEA’s common stock, or approximately 60.3% of the subsequently outstanding common stock of the combined company. None of the shares of CEA common stock issued in the merger were tradable on the public market until August 9, 2006, after which shares became tradable in installments, subject to indemnification and other conditions. In connection with the merger, etrials stockholders also received warrants to purchase 4,300,000 shares of CEA common stock with an exercise price of $5.00 per share. The warrants issued in the merger are immediately tradable.

Upon consummation of the merger, $21.4 million was released from trust to be used by the combined company. After payments totaling approximately $1.1 million for professional fees and other costs related to the merger, the net proceeds amounted to $19.6 million. In connection with the merger, the Company incurred approximately $0.8 million of acquisition costs as of December 31, 2005, which was recorded within deferred acquisition costs in the accompanying consolidated balance sheet. The total direct and incremental costs of $1.1 million, incurred by the Company in connection with the merger was reflected as a reduction to additional paid-in capital as of the effective date of the merger.

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

Induced Conversion of Common Stock Warrants

In order to induce certain pre-merger common stock warrant holders to exercise their warrants concurrent with the reverse acquisition, the Company issued such warrant holders 157,512 shares of common stock and 73,073 warrants to purchase common stock with an aggregate fair value of $1,030,000. The Company accounted for the consideration allocated to these warrant holders as an induced conversion feature. Accordingly, the fair value of this consideration has been reflected as an increase to net loss in the computation of loss per common share in the accompanying consolidating statement of operations for the six months ended June 30, 2006.

Shares Held in Escrow

A total of 1,400,000 shares of common stock of the Company issued to etrials stockholders in the merger with CEA and 166,250 shares of common stock of former CEA shareholders (including all CEA officers and directors) were placed in escrow (“Trigger shares”) and will not be released unless and until, over a 20 consecutive trading day period (i) the volume weighted average price of etrials common stock is $7.00 or more, and (ii) the average daily trading volume is at least 25,000 shares. The Trigger shares will be cancelled if these conditions are not met by February 19, 2008.

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

Series A and Series B Redeemable Convertible Preferred Stock

In connection with the reverse acquisition of CEA in February 2006, all of the outstanding shares of Series A and Series B Redeemable Convertible Preferred Stock of etrials plus accrued dividends were converted into 3,395,369 shares of common stock and 1,945,741 warrants of the Company. The Company accreted an aggregate $95,969 and $576,414 for the six months ended June 30, 2006 and 2005, respectively, of dividends related to its redeemable convertible preferred stock.

Unaudited Interim Financial Statements

The accompanying consolidated balance sheet as of June 30, 2006, consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 and consolidated statement of stockholders’ equity (deficit) for the six months ended June 30, 2006 are unaudited. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements. The information disclosed in the notes to the financials statements for these periods is unaudited. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, etrials, Inc. and etrials Worldwide LTD. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation of the current year. Such reclassifications had no effect on net loss or shareholders' equity (deficit) as previously presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates and may differ materially.

Revenue Recognition

The Company derives its revenues from providing software application-hosting which includes: services, software subscription and usage fees, hosting fees, and other fees. Revenues resulting from software application-hosting are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware and Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) Nos. 101 and No. 104, Revenue Recognition. The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

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

The following summarizes the components of the revenues recognized:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Services	$2,972,779	$2,761,267	$5,050,545	$5,438,855
Software subscription
and usage fees	844,078	643,254	1,472,134	1,247,643
Hosting fees	346,716	297,948	683,412	503,932
Other fees	(8,786)	25,357	(345,667)	71,353
Net service revenues	4,154,787	3,727,826	6,860,424	7,261,783
Reimbursable out-of- pocket revenues	1,939,611	125,604	1,993,637	289,517
Total	$6,094,398	$3,853,430	$8,854,061	$7,551,300

The debit balance in other fees for the six months ended June 30, 2006 is the result of the discount to revenues recorded in conjunction with a software application-hosting agreement as described below.

The Company accounts for pass-through expenses in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14). EITF No. 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenues in the statement of operations.

In connection with a software application-hosting agreement entered into on April 1, 2005, the Company issued to a customer 220,840 shares of the Company’s common stock with an estimated fair value of $1.26 million. Of the 220,840 shares issued, 98,151 were vested immediately and the remaining 122,689 shares of common stock were placed in escrow. In the event the customer terminated certain agreements during a three year period, all or part of the shares held in escrow would be forfeited. EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), requires that the value of the common stock be treated as a reduction to revenue. The fair value of the 98,151 shares of non-forfeitable common stock was recorded to common stock and additional paid-in capital and to prepaid software application-hosting discount, a contra-equity account. The prepaid software application-hosting discount was originally reduced on a straight-line basis over the three year term of the agreement, offsetting revenue generated under the agreement. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Non-employee, the fair value of the 122,689 shares of forfeitable common stock held in escrow was treated as unissued for accounting purposes until the future services are provided and the shares are vested. Accordingly, the fair value of the 122,689 shares of forfeitable common stock were originally recorded to additional paid-in-capital as the reduction to revenue is recorded on a straight-line basis over the three year term of the agreement. In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the fair value of the common stock was remeasured at each interim reporting date during the three-year performance period with changes in fair value reflected as a cumulative adjustment. Effective February 8, 2006, etrials amended the software application-hosting agreement previously entered into with a customer on April 1, 2005. Under the terms of the amendment, etrials released from escrow 40,897 shares and terminated 81,792 shares of common stock, which were previously held in escrow, resulting in a total of 139,048 shares issued to this customer. As a result of this amendment, there are no longer any shares held in escrow and the shares issued are no longer subject to forfeiture should the customer terminate certain agreements. In conjunction with this amended software-application hosting agreement, the Company recorded a final reduction to revenues of $334,339 during the three months ended March 31, 2006, which reflects the fair value of the total shares of common stock issued to the customer as of February 8, 2006 less the discounts previously recorded.

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

Internal Use Software and Website Development Costs

The Company follows the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs, which sets forth the accounting for website development costs based on the website development activity. The Company follows the guidance set forth in SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP No. 98-1), in accounting for the development of internal use software. SOP No. 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life of one to three years. The Company has capitalized $212,652 and $118,512 of internal software development costs during the six months ended June 30, 2006 and 2005, respectively.

Warranties and Indemnification

The Company’s hosting service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s online help documentation under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe on a third party’s intellectual property rights. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of June 30, 2006 or December 31, 2005.

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

During April 2004, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) with Authentrics, Inc. (Authentrics) whereby the Company acquired an interactive voice recognition system technology (Acquired Technology) and certain other assets in exchange for 24,538 shares of common stock with an estimated fair value of $60,000. In connection with the Purchase Agreement, the Company also entered into a services agreement with Authentrics. Pursuant to the terms of the services agreement, Authentrics agreed to provide certain consulting services related to the use, implementation, and deployment of the Acquired Technology in exchange for $360,000 of cash consideration. The portion of these services related to the installation and integration of the Acquired Technology into etrials technology platform totaled $72,000 and was capitalized as part of the Acquired Technology. The total cost of Acquired Technology of $132,000 is being amortized on a straight-line basis over its estimated useful life of three years. The Company recorded amortization expense of $65,621 and $279,744 for the six months ended June 30, 2006 and 2005, respectively, related to its intangible assets.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. In management’s opinion, the carrying amount of these financial instruments approximates their fair values at June 30, 2006 and December 31, 2005, due to their short-term nature.

Foreign Currency Translation

The reporting currency for the Company is the U.S. dollar. Effective April 1, 2006, following a restructuring of the Company’s foreign subsidiary in the United Kingdom, the Company determined that the functional currency of its United Kingdom operations is the U.S. dollar. Prior to April 1, 2006 the functional currency of its United Kingdom operations was the local currency.

The financial statements of the Company’s foreign subsidiary in the United Kingdom are translated in accordance with SFAS No. 52, Foreign Currency Translation. Prior to April 1, 2006 assets and liabilities denominated in foreign currencies were translated into U.S. dollars at current exchange rates. Operating results were translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from the translation of assets and liabilities were included as a component of accumulated other comprehensive income in stockholders’ equity (deficit). Effective April 1, 2006 remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income, net in the accompanying consolidated statements of operations.

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share was determined by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period in accordance with SFAS No. 128, Earnings Per Share. Dilutive net income per share includes the effects of all dilutive, potentially issuable common shares.

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Basis weighted average common shares outstanding	10,795,750	3,191,009	9,191,573	3,142,204
Weighted average common equivalent shares	810,682	-	-	-
Diluted weighted average common shares outstanding	11,606,432	3,191,009	9,191,573	3,142,204

The following common shares and common share equivalents have been excluded from the computation of diluted weighted average shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Series A Preferred Stock	-	2,752,616	-	2,752,616
Series B Preferred Stock	-	257,668	-	257,668
Unit Purchase Options	1,050,000	-	1,050,000	-
Stock Options outstanding	1,209,253	1,739,587	2,716,630	1,739,587
Warrants outstanding	12,350,000	1,185,518	12,350,000	1,185,518

In addition, the 1,566,250 shares of common stock held in escrow as of June 30, 2006 in connection with the reverse acquisition of CEA have been excluded from the computation of basic and diluted loss per share in accordance with SFAS 128, “Earnings Per Share.”

Stock Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment (SFAS 123R). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using the fair value method. The provisions of SFAS 123R are effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (January 1, 2006 for the Company). SFAS 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The Company will recognize excess tax benefits when those benefits reduce current income taxes payable.  The company recognizes compensation cost for awards with pro rata vesting using the straight line prorated method.

The Company used the minimum-value method as a non-public company to estimate the fair value of stock awards under SFAS 123 for pro forma footnote disclosure purposes, the Company was required to adopt SFAS 123R using the “prospective-transition” method upon the effective date. Under the prospective transition method, nonpublic entities that previously applied SFAS 123 using the minimum-value method whether for financial statement recognition or pro forma disclosure purposes will continue to account for non-vested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as they had been accounted for prior to adoption (APB 25 intrinsic value method for the Company). All awards granted, modified, or settled after the date of adoption have been accounted for using the measurement, recognition, and attribution provisions of SFAS 123R. The Company has continued to recognize compensation expense for awards issued prior to the adoption of SFAS 123R in accordance with the provisions of APB 25.

Stock Option Plan

The Company maintains an Equity Compensation Plan (the “Plan”) to provide incentives to eligible employees, officers, directors and consultants in the form of non-qualified stock options and, as permissible, incentive stock options. The Company has reserved a total of 3,200,000 shares of common stock for issuance under the Plan. Of this amount, 431,981 shares are available for future stock option grants as of June 30, 2006.

The Board has the authority to administer the Plan and determine, among other things, the interpretation of any provisions of the Plan, the number of options that an individual may be granted, vesting schedules and option exercise prices. With few exceptions, stock options granted under the Plan have vesting periods of three to five years, have a contractual life not to exceed five or ten years, and have exercise prices equal to the estimated fair market value of the Company’s common stock on the grant date.

 3. Cash, Cash Equivalents and Short-term Investments

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

Cash, cash equivalents and short-term investments were as follows:

	June 30	December 31
	2006	2005

Cash	$88,006	$187,849
Money market	6,513,671	1,462,474
U.S. agency notes	4,978,750	-
Auction rate securities	7,266,068	-
Total cash and cash equivalent	$18,846,495	$1,650,323

Corporate bonds	$1,551,228	$-
Total short-term investments	$1,551,228	$-

4. Accounts Receivable

Accounts receivable consists of the following:

	June 30	December 31
	2006	2005

Billed accounts receivable	$4,431,002	$1,219,164
Unbilled accounts receivable	1,205,753	1,336,115

Total accounts receivable	5,636,755	2,555,279
Allowance for doubtful accounts	(58,000)	(45,000)
	$5,578,755	$2,510,279

5. Accrued Expenses

Accrued expenses consist of the following:

	June 30	December 31
	2006	2005

Accrued professional fees	$68,077	$172,717
Accrued other expenses	1,794,574	440,999
Accrued compensation	131,607	310,422
Accrued vacation	299,515	218,723
	$2,293,773	$1,142,861

6. Debt

Debt consists of the following:

	June 30	December 31
	2006	2005

Borrowings:
Bank line of credit, with an interest rate of 8.50% at June 30, 2006	$1,279,415	$700,000
Bank equipment loan, with an interest rate of 9.25% at June 30, 2006	200,000	260,000
Note payable, with an interest rate of 6.00%	65,036	—
Total borrowings	1,544,451	960,000
Bank line of credit and other short-term borrowings	1,464,451	820,000
Long-term borrowings, less current portion	$80,000	$140,000

Bank Line of Credit

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank, these loan agreements were modified on May 31, 2006 and a third loan agreement was added. The first agreement is a $2,000,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%. These borrowings are secured primarily by accounts receivable. The second agreement is a $300,000 equipment line of credit. This loan funds equipment purchases and provides for interest at the bank’s prime rate of interest plus 1.0%. Borrowings under the equipment line of credit are being paid over a period of thirty months. The third agreement is a $500,000 equipment line of credit. This loan funds equipment purchases and provides for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit, if any, will be paid over a period of thirty-five months. The Company has not had any borrowings under this equipment loan. The capital equipment borrowings are secured by the fixed assets that were acquired.

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

8. Stockholders’ Equity

A summary of the Company’s outstanding and exercisable warrants as of June 30, 2006 is as follows:

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

As of June 30, 2006, the Company had reserved a total of 16,548,611 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Unit purchase options (See Note 1)	1,050,000
Stock options outstanding	2,716,630
Reserved for future stock option grants	431,981
Common stock warrants outstanding	12,350,000

Total shares reserved for future issuance	16,548,611

9. Stock Based Compensation

Effective with the adoption of SFAS No. 123R, the Company has elected to use the Black-Scholes-Merton option pricing model to determine the weighted average fair value of options granted. The Company has a limited trading history for its common stock as it began trading on the NASDAQ National Market on February 10, 2006. Accordingly, the Company has determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based upon the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures. As a result, using historical data among other factors, the Company has applied an estimated forfeiture rate of 4.16% in determining the expense recorded in the Company’s consolidated statement of operations.

The weighted average exercise price of options granted during the six months ended June 30, 2006 and June 30, 2005, was $5.66 and $4.35, respectively. The weighted-average assumptions utilized to determine the above values are indicated in the following table:

	Six Months Ended June 30
	2006	2005
Expected dividend yield	0%	0%
Expected volatility	100%	0%
Risk-free interest rate	5.10%	3.78%
Expected life (in years)	3.70	7.00

During the six months ended June 30, 2006, the Company recorded $283,715 of stock-based compensation expense, of which $257,194 was related to options issued subsequent to the adoption of SFAS No. 123R. The compensation expense recorded during the six months ended June 30, 2006, reduced both basic and diluted earnings per share by $0.03. As of June 30, 2006, there was $2,970,624 of unrecognized compensation expense related to non-vested share awards issued under SFAS No. 123R that is expected to be recognized over a weighted-average period of 3.7 years. Net cash provided by operating and financing activities was unchanged for the period ended June 30, 2006, since there were no excess tax benefits from stock-based compensation plans. The remaining stock-based compensation expense is due to the amortization of previously recorded deferred compensation, for stock options that have continued to be accounted for under APB Opinion No. 25 in accordance with the prospective transition method of SFAS 123R. As of June 30, 2006, there was $154,025 of deferred compensation recorded related to such options.

The following summarizes the activity of the Plan for the six months ended June 30, 2006:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term (yrs)
Outstanding at December 31, 2005	1,756,376	$2.37
Granted	1,196,512	5.66
Exercised	(65,237)	2.03
Canceled	(171,021)	3.01
Outstanding at June 30, 2006	2,716,630	$3.79	$3,821,606	6.09
Exercisable at June 30, 2006	1,079,012	$2.19	$2,884,543	6.24
Vested or expected to vest at June 30, 2006			$3,771,942

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $168,334.  No options were exercised during the six months ended June 30, 2005.

Selected information regarding stock options as of June 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Exercise Price	Shares	(in Years)	Price	Shares	Price
$ 0.57 - $ 1.14	56,498	3.25	$0.91	56,498	$0.91
$ 1.15 - $ 1.71	162,610	4.81	1.63	157,854	1.63
$ 1.72 - $ 2.28	1,073,639	7.08	2.02	760,727	1.97
$ 4.00 - $ 4.57	211,873	8.06	4.38	28,933	4.35
$ 4.58 - $ 5.14	62,010	9.38	5.08	-	-
$ 5.15 - $ 5.71	1,150,000	4.96	5.71	75,000	5.71
	2,716,630	6.09	$3.79	1,079,012	$2.19

A summary of the activity of the Company’s unvested stock options is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	766,297	$2.70
Granted	1,196,512	2.91
Vested	(151,414)	2.75
Forfeited	(173,777)	2.49
Unvested at June 30, 2006	1,637,618	$2.87

10. Recently Issued Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes , which is an interpretation of SFAS No. 109 , Accounting for Income Taxes . FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB Statement No. 5, Accounting for Contingencies . FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will implement this interpretation in the fiscal year starting January 1, 2007. The Company is currently analyzing the effect, if any, FIN 48 will have on the Company’s consolidated financial position and results of operations.

11. Subsequent Event

 On July 17, 2006, the Company was informed that an action was filed by a company alleging that the Company had infringed on its patent. The plaintiff alleging infringement has not specified damages so management is unable to estimate a potential range of loss, if any. Management intends to vigorously contest the action. No assurance can be given as to the outcome of the litigation.

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

The use of eClinical technologies in clinical trials has grown to approximately 17% of all clinical trials in 2004 according to Forrester research. Industry analysts and commentators have estimated that the growth in the use of eClinical technologies will continue to accelerate over the next five years. We will have to continue to expand our customer base and technologies in order to maintain and grow our market share. Since 2002 the number of active eClinical trials being performed by us has grown from twenty-four to one hundred fourteen because of the increased adoption of eClinical technologies by the pharmaceutical and biotechnology industries.

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

Services provided during the three phases of clinical trials are typically earned under fixed-price contracts. Although we enter into master agreements with each customer, the master agreements do not contain any minimum commitment by customers and contain general terms and conditions. All services and revenues are covered by separately negotiated addendums called task orders. Revenues generated from each task order are generally recognized using the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours for each contract. This method is used because management considers total labor hours incurred to be the best available measure of progress on these contracts.

Software subscriptions and usage fees and hosting fees revenues - We derive our software subscriptions and usage fees and hosting fees revenues from our eClinical solution suite, which includes primarily our electronic data capture, electronic patient diaries, interactive voice response and post marketing solutions.

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

Reimbursable out-of-pocket Revenues - Reimbursable out-of-pocket revenues and corresponding expenses consists of client pass-through costs which can fluctuate quarterly based upon contract activity.

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

General and Administrative - General and administrative expenses consist primarily of employee-related expenses, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase as we add personnel and incur additional professional fees and insurance costs related to being a publicly held company. We also expect to incur significant legal costs to defend the patent related lawsuit recently commenced against us, which will adversely impact general and administrative expenses in future periods.

Amortization of Intangible Assets - Our amortization costs of intangible assets represents the amortization on a straight-line basis of acquired technologies over their estimated useful lives, which is typically three years.

Stock-Based Expenses - Our operating expenses include stock-based compensation expenses related to the fair value of options issued to non-employees and option grants to employees in situations where the exercise price is determined to be less than the deemed fair value of our common stock at the date of grant.  Operating expenses also include stock-based compensation expense in accordance with SFAS 123R.

Foreign Currency Translation

The reporting currency for the Company is the U.S. dollar. Effective April 1, 2006, following a restructuring of the Company’s foreign subsidiary in the United Kingdom, the Company has determined that the functional currency of its United Kingdom operations is the U.S. dollar. Prior to April 1, 2006 the functional currency of its United Kingdom operations was the local currency.

The financial statements of the Company’s foreign subsidiary in the United Kingdom are translated in accordance with SFAS No. 52, Foreign Currency Translation. Prior to April 1, 2006 assets and liabilities denominated in foreign currencies were translated into U.S. dollars at current exchange rates. Operating results were translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income in stockholders’ equity (deficit). Effective April 1, 2006 remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (net) in the accompanying consolidated statements of operations.

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

Revenue Recognition

We derive our revenues from providing software application-hosting and related services. Revenues resulting from application hosting services are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware and Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) Nos. 101 and No. 104, Revenue Recognition. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

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

Services provided during the three phases of clinical trials are typically earned under fixed-price contracts. Although we enter into master agreements with each customer, the master agreements do not contain any minimum commitment by customers and contain general terms and conditions. All services and revenues are covered by separately negotiated addendums called task orders. Revenues generated from each project or task order are generally recognized using the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours for each contract. This method is used because management considers total labor hours incurred to be the best available measure of progress on these contracts. The estimated total labor hours of contracts are reviewed and revised periodically throughout the duration of the contracts with adjustment to revenues from such revisions being recorded on a cumulative basis in the period in with the revisions are made. When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is reasonably possible that the estimates will change in the near term and could result in a material change.

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

The following summarizes the components of our revenues:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Services	$2,972,779	$2,761,267	$5,050,545	$5,438,855
Software subscription
and usage fees	844,078	643,254	1,472,134	1,247,643
Hosting fees	346,716	297,948	683,412	503,932
Other fees	(8,786)	25,357	(345,667)	71,353
Net service revenues	4,154,787	3,727,826	6,860,424	7,261,783
Reimbursable out-of- pocket revenues	1,939,611	125,604	1,993,637	289,517
Total	$6,094,398	$3,853,430	$8,854,061	$7,551,300

The debit balance in other fees for the six months ended June 30, 2006 is the result of the discount to revenues recorded in conjunction with an application-hosting agreement as described below.

We account for pass-through expenses in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14). EITF No. 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the statement of operations.

In connection with a software application-hosting agreement entered into on April 1, 2005, we issued to a customer 220,840 shares of etrials’ common stock with an estimated fair value of $1.26 million. Of the 220,840 shares issued, 98,151 were issued immediately and the remaining 122,689 shares of common stock were placed in escrow. In the event the customer terminated certain agreements during a three year period, all or part of the shares held in escrow would be forfeited. EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), requires that the value of the common stock be treated as a reduction in revenue. The fair value of the 98,151 shares of non-forfeitable common stock was recorded to common stock and additional paid-in capital and to prepaid software application-hosting discount, a contra-equity account. The prepaid software application-hosting discount was originally reduced on a straight-line basis over the three year term of the agreement, offsetting revenue generated under the agreement. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Non-employee, the fair value of the 122,689 shares of forfeitable common stock held in escrow were treated as unissued for accounting purposes until the future services are provided and the shares are vested. Accordingly, the fair value of the 122,689 shares of forfeitable common stock were originally recorded to additional paid-in capital as the reduction to revenue was recorded on a straight-line basis over the three year term of the agreement. In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the fair value of the common stock was remeasured at each interim reporting date during the three-year performance period with changes in fair value reflected as a cumulative adjustment. Effective February 8, 2006, etrials amended the software application-hosting agreement previously entered into with a customer on April 1, 2005. Under the terms of the amendment etrials released from escrow 40,897 shares and terminated 81,792 shares of common stock, which were previously held in escrow, resulting in a total of 139,048 shares issued to this customer. As a result of this amendment, there are no longer any shares held in escrow and the shares issued are no longer subject to forfeiture should the customer terminate certain agreements. In conjunction with this amended software-application hosting agreement, the Company recorded a reduction to revenues of $334,339 during the three months ended March 31, 2006, which reflects the fair value of the total shares of common stock issued to the customer as of February 8, 2006 less the discounts previously recorded.

 Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment (SFAS 123R). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using the fair value method. The provisions of SFAS 123R are effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (January 1, 2006 for the Company). The impact of adoption of SFAS 123R will depend on levels of share-based payments granted in the future. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The Company will recognize excess tax benefits when those benefits reduce current income taxes payable.

The Company used the minimum-value method as a non-public company to estimate the fair value of stock awards under SFAS 123 for pro forma footnote disclosure purposes, the Company was required to adopt SFAS 123R using the “prospective-transition” method upon the effective date. Under the prospective method, nonpublic entities that previously applied SFAS 123 using the minimum-value method whether for financial statement recognition or pro forma disclosure purposes will continue to account for non-vested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as they had been accounted for prior to adoption (APB 25 intrinsic value method for the Company). All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of SFAS 123R. The Company has continued to recognize compensation expense for awards issued prior to the adoption of SFAS 123R in accordance with the provisions of APB 25.

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

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on historical results, we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets as of June 30, 2006.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net service revenues increased 11.5% to $4,154,787 for the three months ended June 30, 2006, as compared to $3,727,826 for the three months ended June 30, 2005. The increase in revenues is primarily the result of the timing of new contract starts.  Our contract backlog grew to $25.6 million at June 30, 2006 as compared to $19.5 million at June 30, 2005, representing an increase of 31.0%.   This increase is primarily the result of an increase in the number of contracts in our contract backlog which increased to 114 from 102 in the year earlier period. During the three months ended June 30, 2006, new contracts added $6.7 million to backlog, which was partially offset by $1.8 million of contract backlog cancellations. We believe the growth in our contract backlog and new contracts reflects increasing user acceptance among our customers and the industry as a whole.

Reimbursable out-of-pocket revenues and corresponding expenses increased to $1,939,611 from $125,604 for the three months ended June 30, 2006 and 2005, respectively. This increase is primarily the result of diary hardware costs related to new electronic patient diary trials commenced in the three months ended June 30, 2006.

Costs of revenues decreased 4.6% to $1,637,903 from $1,716,364 for the three months ended June 30, 2006 and 2005, respectively. As a percentage of net service revenues, costs of revenues decreased to 39.4% from 46.0% for the three months ended June 30, 2006 and 2005, respectively.

Sales and marketing costs increased 20.7% to $945,490 from $783,015 for the three months ended June 30, 2006 and 2005, respectively. This increase was primarily the result of increased international sales personnel. As a percentage of net service revenues, sales and marketing costs were 22.8% and 21.0% for the three months ended June 30, 2006 and 2005, respectively.

General and administrative costs increased by 53.1% to $1,264,979 from $826,091 for the three months ended June 30, 2006 and 2005, respectively. This increase was primarily the result of $255,767 stock-based compensation expense in accordance with SFAS 123R and costs associated with being a public company. As a percentage of net service revenues, general and administrative expenses were 30.4% and 22.2% for the three months ended June 30, 2006 and 2005, respectively.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life of three years. These costs were $11,398 and $139,872 for the three months ended June 30, 2006 and 2005, respectively. These costs declined since certain intangible assets were fully amortized in early 2006.

Research and development costs increased by 31.3% to $480,401 from $365,771 for the three months ended June 30, 2006 and 2005, respectively. This increase was primarily the result of R&D personnel increasing to 20 from 15 as of June 30, 2006 and 2005, respectively.  As a percentage of net service revenues, research and development expenses were 11.6% and 9.8% for the three months ended June 30, 2006 and 2005, respectively.

Other income for the three months ended June 30, 2006 was $246,130 as compared with $1,660 of net other expense for the three months ended June 30, 2005. The change is primarily the result of interest income on the cash received in the CEA merger.

We experienced net income of $60,746 compared with net loss of $101,627 for the three months ended June 30, 2006 and 2005, respectively. The net income for the three months ended June 30, 2006 was impacted primarily by increased revenues and interest income partially offset by stock-based compensation expense and costs associated with being a public company.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net service revenues decreased 5.5% to $6,860,424 for the six months ended June 30, 2006, as compared to $7,261,783 for the six months ended June 30, 2005. The decrease in net service revenues is primarily the result of the timing of new contract starts and the net increase of $136,000 reduction to revenues from the software application-hosting discount as discussed in Critical Accounting Policies and Estimates. We believe the growth in our contract backlog and new contracts reflects increasing user acceptance among our customers and the industry as a whole.

Reimbursable out-of-pocket revenues and corresponding expenses increased to $1,993,637 from $289,517 for the six months ended June 30, 2006 and 2005, respectively. This increase is primarily the result of diary hardware costs related to new electronic patient diary trials commenced in the three months ended June 30, 2006.

Costs of revenues increased 6.7% to $3,280,178 from $3,075,539 for the six months ended June 30, 2006 and 2005, respectively. This increase was primarily the result of increase personnel costs. As a percentage of net service revenues, costs of revenues increased to 47.8% from 42.4% for the six months ended June 30, 2006 and 2005, respectively, primarily due to the timing of revenue from new contract starts.

Sales and marketing costs increased 17.0% to $1,766,144 from $1,509,615 for the six months ended June 30, 2006 and 2005, respectively. This increase was primarily the result of increased international sales personnel. As a percentage of net service revenues, sales and marketing costs were 25.7% and 20.8% for the six months ended June 30, 2006 and 2005, respectively.

General and administrative costs increased by 28.0% to $2,185,647 from $1,710,811 for the six months ended June 30, 2006 and 2005, respectively. This increase was primarily the result of stock-based compensation expense in accordance with SFAS 123R and costs associated with being a public company. As a percentage of net service revenues, general and administrative expenses were 31.9% and 23.6% for the six months ended June 30, 2006 and 2005, respectively.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life of three years. These costs were $65,621 and $279,744 for the six months ended June 30, 2006 and 2005, respectively.

Research and development costs increased by 30.1% to $910,612 from $699,753 for the six months ended June 30, 2006 and 2005, respectively. This increase was primarily the result of R&D personnel increasing to 20 from 15 as of June 30, 2006 and 2005, respectively.  As a percentage of net service revenues, research and development expenses were 13.3% and 9.6% for the six months ended June 30, 2006 and 2005, respectively.

Other income for the six months ended June 30, 2006 was $361,375 as compared with $4,551 of net other expense for the six months ended June 30, 2005. The change is primarily the result of interest income on the cash received in the CEA merger.

We experienced a net loss of $986,403 compared with a net loss of $18,230 for the six months ended June 30, 2006 and 2005, respectively. The net loss for the six months ended June 30, 2006 was negatively impacted by stock-based compensation expense and costs associated with being a public company.

Liquidity and Capital Resources

Our principal sources of cash have been from revenues from software application-hosting and related services as well as from proceeds from the issuance of various debt instruments and the sale of equity securities.

At June 30, 2006 we had cash, cash equivalents and short-term investments of $20,397,723. Our cash, cash equivalents and short-term investments increased by $18,747,400 during the six months ended June 30, 2006 primarily due to the net cash received of approximately $19.6 million in the merger with CEA in February 2006.

In the six months ended June 30, 2006 operating activities used $1,901,230 and in the six months ended June 30, 2005 provided approximately $610,406 of net cash, respectively. The decrease in net cash from operating activities was primarily due to an increased net loss and an increase in accounts receivable partially offset by an increase in accounts payable.

In the six months ended June 30, 2006 and 2005, we used $437,643 and $329,384 of net cash in investing activities, respectively, primarily for computer equipment and software development costs. The Company has capitalized $212,652 and $118,512 of internal software development costs during the six months ended June 30, 2006 and 2005, respectively.

In the six months ended June 30, 2006 $19,532,467 of net cash was provided by financing activities, as compared to $176,212 of net cash used in the six months ended June 30, 2005. The increase was primarily the result of the net cash received in connection with the CEA merger.

We intend to continue to fund the enhancement and expansion of the etrials eClinical software technologies through both internal development and acquiring additional complementary technologies in the future. We believe our existing cash, cash equivalents, short-term investments, and cash provided by operating activities and our debt facilities will be sufficient to meet our working capital and capital expenditure needs over the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new services and enhancements to existing services, and the continuing market acceptance of our services. To the extent that existing cash and securities and cash from operations, are insufficient to fund our future activities, including potential acquisitions of complementary eClinical technology companies, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Contractual Obligations

We do not have any special purpose entities or any other off balance sheet financing arrangements. We have operating leases for office space and office equipment and a capital lease for the purchase of third party software, which are described below.

We generally do not enter into binding purchase commitments. Our principal commitments are primarily for leases for office space and equipment and a capital lease for the purchase of third party software. At June 30, 2006, the future minimum payments under these commitments were as follows:

Periods Ending December 31,	Capital Leases	Operating Leases
2006 (last six months)	$67,366	$249,153
2007	83,204	592,451
2008	31,676	583,739
2009	24,784	591,722
2010	—	578,809
2011 and thereafter	—	906,130

Total required lease payments	207,030	$3,502,004

Less interest included	(23,560)

Total minimum payments	183,470
Current portion of capital lease	122,871

Long-term portion of capital lease	$60,599

As of February 1, 2005 and revised May 31, 2006, we entered into a revolving accounts receivable line of credit with RBC Centura Bank under which we can borrow up to $2,000,000. In addition we also have two capital equipment lines with the same bank under which we can borrow up to $300,000 and $500,000 respectively. Interest accrues and is paid monthly at the prime rate of interest plus 0.25% for the accounts receivable revolving line of credit and at the prime rate plus 1.0% and 0.75% for the fixed asset lines of credit. Borrowings under the equipment line of credit are payable in monthly principle and interest payments over a 30 month and 35 month period, respectively. The revolving line of credit expires on May 31, 2007 at which time all advances will be immediately due and payable unless the line is renewed. As of June 30, 2006, we had $1,279,415 outstanding under the accounts receivable line of credit and $200,000 and zero, respectively, outstanding under the capital equipment line.

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

A company recently brought a patent infringement action against us. See Item 1 of Part II of this Report. We expect to incur substantial litigation costs or we may need to change the products and services we offer. Many patents have been issued in our industry, some of which have been asserted in litigation. We expect intellectual property disputes will be an ongoing risk to us. The risks that are most likely to cause unexpected adverse quarterly operating performance affects include delays in work orders or cancellations by customers due to changes in the clinical trials being conducted by our customers, over which we have no control and which can be made by our customers without financial penalties under our customer contracts. Such changes by customers represent an ongoing risk each quarter.

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

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic Securities and Exchange Commission filings within the required time period.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceeding other than routine litigation that is incidental to our business, except as follows:

On July 17, 2006, Datasci, LLC filed a complaint against us in the U.S. District Court for the Baltimore District of Maryland (Civil Action No. MJG06CV1818). The complaint alleges infringement of United States Patent No. 6,496,827 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System. The Company intends to vigorously defend its rights. There can be no assurance as to the outcome of this case.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of securities were made during the quarter that were not previously reported on a Current Report on Form 8-K, except for stock option grants in the normal course of the Company’s business.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 13, 2006, at 10:00 a.m. at the offices of etrials Worldwide, Inc. (the “Corporation”), 4000 Aerial Center Parkway, Morrisville, North Carolina 27560 the annual meeting of the stockholders of the Corporation was held. The following summarizes the proposals approved at the meeting:

Proposal 1 - The election of Hans Lindroth and Peter Collins as directors were approved with 9,688,903 votes FOR and 91,805 votes WITHHELD;

Proposal 2 - The increase to 3,200,000 the number of shares of the corporation’s common stock issuable under the 2005 Performance Equity Plan was approved with 6,886,926 votes FOR, 373,619 votes AGAINST, and 29,118 votes ABSTAINED. There were 2,491,045 broker non-votes.

Proposal 3 - The selection of Ernst & Young as the company’s independent registered public accountants was approved with 9,762,812 votes FOR, 15,888 votes AGAINST, and 2,008 votes ABSTAINED.

Item 5. Other Information.

(a)  None.

Item 6. Exhibits

The Exhibit Index that follows the signature page of the Report is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETRIALS WORLDWIDE, INC.

August 14, 2006	By:	/s/ JOHN K. CLINE John K. Cline President, Chief Executive Officer and Director (Principal Executive Officer)

August 14, 2006	By:	/s/ JAMES W. CLARK, JR. James W. Clark, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

3.2	Bylaws of the Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.1	Specimen Unit Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.2	Specimen Common Stock Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.3	Specimen Warrant Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.4	Form of Unit Purchase Option. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.5
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

10.1	Fourth Modification Agreement dated as of April 21, 2006 between etrials, Inc., etrials Worldwide, Inc., etrials Worldwide Limited and RBC Centura Bank.**

10.2
Fifth Modification Agreement dated as of May 31, 2006 between and among the Company, etrials, Inc., etrials Worldwide Limited and RBC Centura Bank. (Incorporated by reference from Current Report on Form 8-K filed June 2, 2006)

10.3
Amended and Restated Commercial Promissory Note dated as of May 31, 2006, in $2,000,000 principal amount of etrials, Inc. to RBC Centura Bank. (Incorporated by reference from Current Report on Form 8-K filed June 2, 2006)

10.4	Commercial Promissory Note dated as of May 31, 2006, in $500,000 principal amount of etrials, Inc. to RBC Centura Bank. (Incorporated by reference from Current Report on Form 8-K filed June 2, 2006)

10.5	Amended and Restated 2005 Performance Equity Plan in form approved by stockholders on June 13, 2006. (Incorporated by reference from Current Report on Form 8-K filed June 14, 2006)*

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)**

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)**

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350**
* Management contract or compensatory plan or arrangement.
**Filed herewith.