Form 10QSB
period 2006-09-30
ETRIALS WORLDWIDE INC.
filed 2006-11-14
CIK 1268904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

ETRIALS WORLDWIDE, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

PART I – Financial Information

Item 1.    Financial Statements

etrials Worldwide, Inc.
Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,025,276	$1,650,323
Short-term investments	7,873,704	—
Accounts receivable, net of allowance for doubtful accounts of $41,000 and $45,000, respectively	4,161,837	2,510,279
Prepaid expenses and other current assets	465,489	355,031
Total current assets	25,526,306	4,515,633
Property and equipment, net of accumulated depreciation of $2,855,479 and $2,251,765, respectively	1,565,789	1,397,407
Goodwill	8,011,037	8,011,037
Developed technology, net of accumulated amortization of $1,647,092 and $1,570,073, respectively	26,598	103,617
Deferred acquisition costs	—	793,056
Other assets	95,622	87,871
Total assets	$35,225,352	$14,908,621

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Balance Sheets
(continued)

	September 30, 2006	December 31, 2005
	(unaudited)
Liabilities, Redeemable Convertible Preferred Stock
and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$841,486	$635,287
Accrued expenses	1,117,781	1,142,861
Deferred revenue	2,077,940	2,011,921
Bank line of credit and other short-term borrowings	933,319	820,000
Current portion of capital lease obligations	99,019	117,869
Total current liabilities	5,069,545	4,727,938
Capital lease obligations, net of current portion	53,787	121,329
Long-term borrowings, net of current portion	50,000	140,000
Total liabilities	5,173,332	4,989,267
Commitments and contingencies
Series A redeemable convertible preferred stock;
$0.0001 par value; 3,760,200 shares authorized at December 31, 2005, 2,752,616 issued and outstanding at December 31, 2005, (aggregate liquidation value of $12,667,837 at December 31, 2005)	—	11,714,413
Series B redeemable convertible preferred stock;
$0.0001 par value; 877,380 shares authorized at December 31, 2005, 257,668 shares issued and outstanding at December 31, 2005, (aggregate liquidation value of $2,237,136 at December 31, 2005)	—	1,932,860
Stockholders’ equity (deficit)
Common stock; $0.0001 par value; 50,000,000 and 10,027,200 shares authorized at September 30, 2006 and December 31, 2005, respectively, 12,401,125 and 3,471,792 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	1,240	335
Additional paid-in capital	53,848,618	19,703,839
Deferred compensation	(117,875)	(207,046)
Prepaid software application-hosting discount	—	(140,000)
Accumulated deficit	(23,679,963)	(23,085,047)
Total stockholders’ equity (deficit)	30,052,020	(3,727,919)
Total liabilities, redeemable convertible preferred stock
and stockholders’ equity (deficit)	$35,225,352	$14,908,621

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net service revenues	$4,445,492	$3,175,190	$11,305,916	$10,436,973
Reimbursable out-of-pocket revenues	330,716	90,038	2,324,353	379,555
Total revenues	4,776,208	3,265,228	13,630,269	10,816,528

Costs and expenses:
Costs of revenues	1,589,826	1,440,515	4,870,004	4,516,054
Reimbursable out-of-pocket expenses	330,716	90,038	2,324,353	379,555
Sales and marketing	792,610	651,014	2,558,754	2,160,629
General and administrative	1,374,903	662,169	3,560,550	2,372,980
Amortization of intangible assets	11,397	139,873	77,018	419,617
Research and development	498,425	430,237	1,409,037	1,129,990
Total cost and expenses	4,597,877	3,413,846	14,799,716	10,978,825
Operating income (loss)	178,331	(148,618)	(1,169,447)	(162,297)

Other income (expenses):
Interest expense	(32,125)	(8,664)	(73,226)	(38,216)
Interest income	274,613	659	634,522	8,448
Other (expense) income, net	(29,332)	23,896	13,235	41,108
Total other income, net	213,156	15,891	574,531	11,340
Net income (loss)	391,487	(132,727)	(594,916)	(150,957)
Dividends and accretion of preferred stock	—	(288,207)	(95,969)	(864,621)
Induced conversion of common stock warrants	—	—	(1,030,000)	—
Net income (loss) attributable to common stockholders	$391,487	$(420,934)	$(1,720,885)	$(1,015,578)
Net income (loss) per share attributable to common stockholders:
Basic	$0.04	$(0.13)	$(0.18)	$(0.32)
Diluted	$0.03	$(0.13)	$(0.18)	$(0.32)
Weighted average common shares outstanding:
Basic	10,833,313	3,211,279	9,744,833	3,165,482
Diluted	11,459,533	3,211,279	9,744,833	3,165,482

etrials Worldwide, Inc.
Consolidated Statements of Stockholders (Deficit) Equity
Nine Months Ended September 30, 2006
(unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Deferred Compensation	Prepaid Software Application Hosting Discount	Accumulated & Other Comprehensive Income (Loss)	Accumulated Deficit	Total Shareholders’ (Deficit) Equity

Balance at December 31, 2005	3,471,792	$335	$19,705,689	$(207,046)	$(140,000)	$(1,850)	$(23,085,047)	$(3,727,919)
Amendment to prepaid software application-hosting discount	(81,793)	4	194,335	-	140,000	-	-	334,339
Dividends and accretion of preferred stock	-	-	(95,969)	-	-	-	-	(95,969)
Conversion of redeemable convertible preferred stock into common stock	3,395,369	340	13,742,904	-	-	-	-	13,743,244
Issuance of common stock to warrant holders for inducement conversion	157,512	16	(16)	-	-	-	-	-
Exercise of employee stock options	67,096	6	138,808	-	-	-	-	138,814
Exercise of common stock warrants	491,149	49	64,313	-	-	-	-	64,362
Issuance of common stock in connection with reverse acquisition of CEA, net of acquisition costs	4,900,000	490	19,634,459	-	-	-	-	19,634,949
Amortization of deferred compensation	-	-	-	44,129	-	-	-	44,129
Reversal of employee stock compensation expense due to terminations	-	-	(56,000)	45,042	-	-	-	(10,958)
Stock-based compensation recorded in accordance with FAS 123R	-	-	520,095	-	-	-	-	520,095
Net income (loss)	-	-	-	-	-	-	(594,916)	(594,916)
Change in cumulative translation adjustment	-	-	-	-	-	1,850	-	1,850
Comprehensive loss								(593,066)
Balance at September 30, 2006	12,401,125	$1,240	$53,848,618	$(117,875)	$-	$-	$(23,679,963)	$30,052,020

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating activities
Net loss	$(594,916)	$(150,957)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	564,543	811,600
Amortization of prepaid software application-hosting discount	334,339	396,666
Non-cash stock-based compensation expense	553,266	12,208
Provision for allowance for doubtful accounts	(4,000)	5,000
Loss on sale of assets	—	941
Unrealized gain on investments	(17,131)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,647,558)	(697,598)
Prepaid expenses and other assets	(101,890)	(224,544)
Accounts payable and accrued expenses	181,119	(38,846)
Deferred revenue	66,019	260,176
Net cash (used in) provided by operating activities	(666,209)	374,646

Investing activities
Purchase of property and equipment	(335,286)	(285,973)
Capitalized internal software development costs	(316,716)	(135,864)
Purchases of investments, net	(7,856,573)	—
Net cash used in investing activities	(8,508,575)	(421,837)

Financing activities
Net payments on borrowings from stockholder	—	(727,990)
Net proceeds from bank line of credit	97,000	516,000
Proceeds from bank equipment loan	—	300,000
Payments on bank equipment loan	(90,000)	(10,000)
Principal payments on capital leases	(91,023)	(71,091)
Payments of deferred merger costs	—	(199,415)
Proceeds from issuance of stock options and warrants	203,177	2,000
Proceeds from issuance of common stock in reverse acquisition of CEA, net of issuance costs	20,428,005	—
Net cash provided by (used in) financing activities	20,547,159	(190,496)
Effect of exchange rate changes on cash	2,578	(28,468)
Net increase in cash and cash equivalents	11,374,953	(266,155)
Cash and cash equivalents at beginning of year	1,650,323	1,706,649
Cash and cash equivalents at end of year	$13,025,276	$1,440,494
Supplemental cash flow information
Cash paid for interest	$73,557	$61,147

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

Induced Conversion of Common Stock Warrants

In order to induce certain pre-merger common stock warrant holders to exercise their warrants concurrent with the reverse acquisition, the Company issued such warrant holders 157,512 shares of common stock and 73,073 warrants to purchase common stock with an aggregate fair value of $1,030,000. The Company accounted for the consideration allocated to these warrant holders as an induced conversion feature. Accordingly, the fair value of this consideration has been reflected as an increase to net loss in the computation of loss per common share in the accompanying consolidating statement of operations for the nine months ended September 30, 2006.

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

Series A and Series B Redeemable Convertible Preferred Stock

In connection with the reverse acquisition of CEA in February 2006, all of the outstanding shares of Series A and Series B Redeemable Convertible Preferred Stock of etrials plus accrued dividends were converted into 3,395,369 shares of common stock and 1,945,741 warrants of the Company. The Company accreted an aggregate $95,969 and $864,621 for the nine months ended September 30, 2006 and 2005, respectively, of dividends related to its redeemable convertible preferred stock.

Unaudited Interim Financial Statements

The accompanying consolidated balance sheet as of September 30, 2006, consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 and consolidated statement of stockholders’ equity (deficit) for the nine months ended September 30, 2006 are unaudited. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements. The information disclosed in the notes to the financials statements for these periods is unaudited. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, etrials, Inc. and etrials Worldwide LTD. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation of the current year. Such reclassifications had no effect on previously reported net loss or stockholders’ equity (deficit).

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

The following summarizes the components of the revenues recognized:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Services	$3,150,430	$2,342,203	$7,855,308	$7,852,411
Software subscriptions and usage fees	913,639	585,980	2,385,773	1,833,623
Hosting fees	381,423	247,007	1,064,835	750,939
Net service revenues	4,445,492	3,175,190	11,305,916	10,436,973
Reimbursable out-of-pocket revenues	330,716	90,038	2,324,353	379,555
Total	$4,776,208	$3,265,228	$13,630,269	$10,816,528

The Company accounts for pass-through expenses in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14). EITF No. 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenues in the statement of operations.

In connection with a software application-hosting agreement entered into on April 1, 2005, the Company issued to a customer 220,840 shares of the Company’s common stock with an estimated fair value of $1.26 million. Of the 220,840 shares issued, 98,151 were vested immediately and the remaining 122,689 shares of common stock were placed in escrow. In the event the customer terminated certain agreements during a three year period, all or part of the shares held in escrow would be forfeited. EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), requires that the value of the common stock be treated as a reduction to revenue. The fair value of the 98,151 shares of non-forfeitable common stock was recorded to common stock and additional paid-in capital and to prepaid software application-hosting discount, a contra-equity account. The prepaid software application-hosting discount was originally reduced on a straight-line basis over the three year term of the agreement, offsetting revenue generated under the agreement. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Non-employee, the fair value of the 122,689 shares of forfeitable common stock held in escrow was treated as unissued for accounting purposes until the future services are provided and the shares are vested. Accordingly, the fair value of the 122,689 shares of forfeitable common stock were originally recorded to additional paid-in-capital as the reduction to revenue is recorded on a straight-line basis over the three year term of the agreement. In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the fair value of the common stock was remeasured at each interim reporting date during the three-year performance period with changes in fair value reflected as a cumulative adjustment. Effective February 8, 2006, etrials amended the software application-hosting agreement previously entered into with a customer on April 1, 2005. Under the terms of the amendment, etrials released from escrow 40,897 shares and terminated 81,792 shares of common stock, which were previously held in escrow, resulting in a total of 139,048 shares issued to this customer. As a result of this amendment, there are no longer any shares held in escrow and the shares issued are no longer subject to forfeiture should the customer terminate certain agreements. In conjunction with this application-hosting agreement the Company recorded as a discount to revenue $198,333 and $396,666 for the three and nine months ended September 30, 2005, respectively.  In conjunction with this amended software-application hosting agreement, the Company recorded a final reduction to revenues of $334,339 during the three months ended March 31, 2006, which reflects the fair value of the total shares of common stock issued to the customer as of February 8, 2006 less the discounts previously recorded.

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

Internal Use Software and Website Development Costs

The Company follows the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs, which sets forth the accounting for website development costs based on the website development activity. The Company follows the guidance set forth in SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP No. 98-1), in accounting for the development of internal use software. SOP No. 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life of one to three years. The Company has capitalized $316,716 and $135,864 of internal software development costs during the nine months ended September 30, 2006 and 2005, respectively.

Warranties and Indemnification

The Company’s hosting service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s online help documentation under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe on a third party’s intellectual property rights. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of September 30, 2006 or December 31, 2005.

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

During April 2004, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) with Authentrics, Inc. (Authentrics) whereby the Company acquired an interactive voice recognition system technology (Acquired Technology) and certain other assets in exchange for 24,538 shares of common stock with an estimated fair value of $60,000. In connection with the Purchase Agreement, the Company also entered into a services agreement with Authentrics. Pursuant to the terms of the services agreement, Authentrics agreed to provide certain consulting services related to the use, implementation, and deployment of the Acquired Technology in exchange for $360,000 of cash consideration. The portion of these services related to the installation and integration of the Acquired Technology into etrials technology platform totaled $72,000 and was capitalized as part of the Acquired Technology. The total cost of Acquired Technology of $132,000 is being amortized on a straight-line basis over its estimated useful life of three years. The Company recorded amortization expense of $77,018 and $419,617 for the nine months ended September 30, 2006 and 2005, respectively, related to its intangible assets.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and outstanding indebtedness. In management’s opinion, the carrying amount of these financial instruments approximates their fair values at September 30, 2006 and December 31, 2005, due to their short-term nature.

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

The financial statements of the Company’s foreign subsidiary in the United Kingdom are translated in accordance with SFAS No. 52, Foreign Currency Translation. Prior to April 1, 2006 assets and liabilities denominated in foreign currencies were translated into U.S. dollars at current exchange rates. Operating results were translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from the translation of assets and liabilities were included as a component of accumulated other comprehensive income in stockholders’ (deficit) equity. Effective April 1, 2006 remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income (net) in the accompanying consolidated statements of operations.

Net Income (Loss) Per Common Share

Basic and diluted income (loss) per common share was determined by dividing net income (loss) attributable to common stockholders by the weighted average common shares outstanding during the period in accordance with SFAS No. 128, Earnings Per Share. Dilutive net income per share includes the effects of all dilutive, potentially issuable common shares.

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Basic weighted average common shares outstanding	10,833,313	3,211,279	9,744,833	3,165,482
Weighted average common equivalent shares	626,220	—	—	—
Diluted weighted average common shares outstanding	11,459,533	3,211,279	9,744,833	3,165,482

The following common shares and common share equivalents have been excluded from the computation of diluted weighted average shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Series A Preferred Stock	—	2,752,616	—	2,752,616
Series B Preferred Stock	—	257,668	—	257,668
Unit Purchase Options	1,050,000	—	1,050,000	—
Stock Options outstanding	1,500,307	1,790,573	2,784,166	1,790,573
Warrants outstanding	12,350,000	1,136,442	12,350,000	1,136,442

In addition, the 1,566,250 shares of common stock held in escrow as of September 30, 2006 in connection with the reverse acquisition of CEA have been excluded from the computation of basic and diluted loss per share in accordance with SFAS 128, “Earnings Per Share.”

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

Stock Option Plan

The Company maintains an Equity Compensation Plan (the “Plan”) to provide incentives to eligible employees, officers, directors and consultants in the form of non-qualified stock options and, as permissible, incentive stock options. The Company has reserved a total of 3,200,000 shares of common stock for issuance under the Plan. Of this amount, 346,770 shares are available for future stock option grants as of September 30, 2006.

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

 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments were as follows:

	September 30 2006	December 31 2005

Cash	$397,036	$187,849
Money market	9,997,110	1,462,474
U.S. agency notes	2,631,130	—
Total cash and cash equivalent	$13,025,276	$1,650,323

Auction rate securities	$6,325,000	—
Corporate bonds	1,548,704	—
Total short-term investments	$7,873,704	$—

4. Accounts Receivable

Accounts receivable consists of the following:

	September 30 2006	December 31 2005
Billed accounts receivable	$2,828,962	$1,219,164
Unbilled accounts receivable	1,373,875	1,336,115
Total accounts receivable	4,202,837	2,555,279
Allowance for doubtful accounts	(41,000)	(45,000)
	$4,161,837	$2,510,279

5. Accrued Expenses

Accrued expenses consist of the following:

	September 30 2006	December 31 2005
Accrued professional fees	$60,793	$172,717
Accrued other expenses	626,767	440,999
Accrued compensation	137,623	310,422
Accrued vacation	292,598	218,723
	$1,117,781	$1,142,861

6. Debt

Debt consists of the following:

	September 30 2006	December 31 2005
Borrowings:
Bank line of credit, with an interest rate of 8.5% at September 30, 2006	$797,000	$700,000
Bank equipment loan, with an interest rate of 9.25% at September 30, 2006	170,000	260,000
Note payable, with an interest rate of 6.00%	16,319	—
Total borrowings	983,319	960,000
Bank line of credit and other short-term borrowings	(933,319)	(820,000)
Long-term borrowings, less current portion	$50,000	$140,000

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

On July 17, 2006 the Company was informed that an action was filed by a company alleging that the Company had infringed on its patent. The plaintiff alleging infringement has not specified damages so management is unable to estimate a potential range of loss, if any. Management intends to vigorously contest the action. No assurance can be given as to the outcome of this litigation.

8. Stockholders’ Equity (Deficit)

A summary of the Company’s outstanding and exercisable warrants as of September 30, 2006 is as follows:

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

As of September 30, 2006, the Company had reserved a total of 16,530,936 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Unit purchase options (See Note 1)	1,050,000
Stock options outstanding	2,784,166
Reserved for future stock option grants	346,770
Common stock warrants outstanding	12,350,000
Total shares reserved for future issuance	16,530,936

9. Stock Based Compensation

Effective with the adoption of SFAS No. 123R, the Company has elected to use the Black-Scholes-Merton option pricing model to determine the weighted average fair value of options granted. The Company has a limited trading history for its common stock as it began trading on the NASDAQ National Market on February 10, 2006. Accordingly, the Company has determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based upon the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures. As a result, using historical data among other factors, the Company has applied an estimated forfeiture rate of 5.18% in determining the expense recorded in the Company’s consolidated statement of operations.

The weighted average exercise price of options granted during the nine months ended September 30, 2006 and September 30, 2005, was $5.56 and $4.35, respectively. The weighted-average assumptions utilized to determine the above values are indicated in the following table:

	Nine Months Ended September 30
	2006	2005
Expected dividend yield	0%	0%
Expected volatility	100%	0%
Risk-free interest rate	5.08%	3.9%
Expected life (in years)	3.71	7.00

During the nine months ended September 30, 2006, the Company recorded $553,356 of stock-based compensation expense, of which $520,095 was related to options issued subsequent to the adoption of SFAS No. 123R. The compensation expense recorded during the nine months ended September 30, 2006 reduced both basic and diluted earnings per share by $0.05. As of September 30, 2006, there was $2,967,170 of unrecognized compensation expense related to non-vested share awards issued under SFAS No. 123R that is expected to be recognized over a weighted-average period of 3.71 years. Net cash provided by operating and financing activities was unchanged for the period ended September 30, 2006, since there were no excess tax benefits from stock-based compensation plans. The remaining stock-based compensation expense is due to the amortization of previously recorded deferred compensation, for stock options that have continued to be accounted for under APB Opinion No. 25 in accordance with the prospective transition method of SFAS 123R. As of September 30, 2006, there was $117,875 of deferred compensation recorded related to such options.

The following summarizes the activity of the Plan for the nine months ended September 30, 2006:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (yrs)
Outstanding at December 31, 2005	1,756,376	$2.37
Granted	1,315,415	5.56
Exercised	(68,614)	2.02
Canceled	(219,011)	3.22
Outstanding at September 30, 2006	2,784,166	$3.82	$10,634,587	5.77
Exercisable at September 30, 2006	1,214,304	$2.38	$2,887,259	6.06
Vested or expected to vest at September 30, 2006			$3,105,296

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $175,438. There were no options exercised during the nine months ended September 30, 2005.

Selected information regarding stock options as of September 30, 2006 is as follows:

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (in Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.57 - $ 1.14	56,498	2.99	$0.91	56,498	$0.91
$ 1.15 - $ 1.71	159,441	4.59	1.63	159,441	1.63
$ 1.72 - $ 2.28	1,067,920	6.87	2.02	827,819	1.99
$ 4.00 - $ 4.57	263,297	6.61	4.35	31,343	4.35
$ 4.58 - $ 5.14	62,010	9.13	5.08	—	—
$ 5.15 - $ 5.71	1,175,000	4.71	5.71	139,203	5.71
	2,784,166	5.77	$3.82	1,214,304	$2.38

A summary of the activity of the Company’s unvested stock options is as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	766,297	$2.70
Granted	1,315,415	2.92
Vested	(292,839)	2.80
Forfeited	(219,011)	2.53
Unvested at September 30, 2006	1,569,862	$2.89

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently analyzing the effect, if any, SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified.  SAB 108 is effective for years ending on or after November 15, 2006.

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

Our operations are subject to certain risks and uncertainties, including among others, rapid technological change, increased competition from existing competitors and new entrants, lack of operating history, and dependence upon key members of the management team. The operating results are also affected by general economic conditions affecting the pharmaceutical and biotechnology industry.

Industry analysts and commentators have estimated that the growth in the use of eClinical technologies will continue to accelerate. We will have to continue to expand our customer base and technologies in order to maintain and grow our market share. Since 2002 the number of active eClinical trials being performed by us has grown from 24 to 106 because of the increased adoption of eClinical technologies by the pharmaceutical and biotechnology industries.

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

Reimbursable Out-of-pocket Revenues - Reimbursable out-of-pocket revenues and corresponding expenses consist of client pass-through costs which can fluctuate quarterly based upon contract activity.

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

Our significant accounting policies are presented within Note 2 to our consolidated financial statements as filed with the SEC on Form 8-K/A on March 31, 2006, and the following summaries should be read in conjunction with the unaudited consolidated financial statements and the related notes included in this Quarterly Report. While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Our management believes the policies that fall within this category are the policies on revenue recognition, accounting for stock-based compensation, goodwill and income taxes.

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

The following summarizes the components of our revenues:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Services	$3,150,430	$2,342,203	$7,855,308	$7,852,411
Software subscriptions and usage fees	913,639	585,980	2,385,773	1,833,623
Hosting fees	381,423	247,007	1,064,835	750,939
Net service revenues	4,445,492	3,175,190	11,305,916	10,436,973
Reimbursable out-of-pocket revenues	330,716	90,038	2,324,353	379,555
Total	$4,776,208	$3,265,228	$13,630,269	$10,816,528

We account for pass-through expenses in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14). EITF No. 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the statement of operations.

In connection with a software application-hosting agreement entered into on April 1, 2005, we issued to a customer 220,840 shares of etrials’ common stock with an estimated fair value of $1.26 million. Of the 220,840 shares issued, 98,151 were issued immediately and the remaining 122,689 shares of common stock were placed in escrow. In the event the customer terminated certain agreements during a three year period, all or part of the shares held in escrow would be forfeited. EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), requires that the value of the common stock be treated as a reduction in revenue. The fair value of the 98,151 shares of non-forfeitable common stock was recorded to common stock and additional paid-in capital and to prepaid software application-hosting discount, a contra-equity account. The prepaid software application-hosting discount was originally reduced on a straight-line basis over the three year term of the agreement, offsetting revenue generated under the agreement. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Non-employee, the fair value of the 122,689 shares of forfeitable common stock held in escrow were treated as unissued for accounting purposes until the future services are provided and the shares are vested. Accordingly, the fair value of the 122,689 shares of forfeitable common stock were originally recorded to additional paid-in capital as the reduction to revenue was recorded on a straight-line basis over the three year term of the agreement. In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the fair value of the common stock was remeasured at each interim reporting date during the three-year performance period with changes in fair value reflected as a cumulative adjustment. Effective February 8, 2006, etrials amended the software application-hosting agreement previously entered into with a customer on April 1, 2005. Under the terms of the amendment etrials released from escrow 40,897 shares and terminated 81,792 shares of common stock, which were previously held in escrow, resulting in a total of 139,048 shares issued to this customer. As a result of this amendment, there are no longer any shares held in escrow and the shares issued are no longer subject to forfeiture should the customer terminate certain agreements. In conjunction with this application-hosting agreement we recorded as a discount to revenue $198,333 and $396,666 for the three and nine months ended September 30, 2005, respectively.  In conjunction with this amended software-application hosting agreement, the Company recorded a reduction to revenues of $334,339 during the three months ended March 31, 2006, which reflects the fair value of the total shares of common stock issued to the customer as of February 8, 2006 less the discounts previously recorded.

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

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on historical results, we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets as of September 30, 2006.

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net service revenues increased 40.0% to $4,445,492 for the three months ended September 30, 2006, as compared to $3,175,190 for the three months ended September 30, 2005. The increase in revenues is primarily the result of the timing and size of new clinical project deployments in process during the period.

Reimbursable out-of-pocket revenues and corresponding expenses increased to $330,716 from $90,038 for the three months ended September 30, 2006 and 2005, respectively. This increase is primarily the result of diary hardware costs related to new electronic patient diary trials commenced in the three months ended September 30, 2006.

Costs of revenues increased 10.4% to $1,589,826 from $1,440,515 for the three months ended September 30, 2006 and 2005, respectively. This increase was primarily the result of operations personnel increasing to 63 from 57 as of September 30, 2006 and 2005, respectively. As a percentage of net service revenues, costs of revenues decreased to 35.8% from 45.4% for the three months ended September 30, 2006 and 2005, respectively.

Sales and marketing costs increased 21.8% to $792,610 from $651,014 for the three months ended September 30, 2006 and 2005, respectively. This increase was primarily the result of adding four additional international sales personnel. As a percentage of net service revenues, sales and marketing costs decreased to 17.8% from 20.5% for the three months ended September 30, 2006 and 2005, respectively.

General and administrative costs increased by 107.6% to $1,374,903 from $662,169 for the three months ended September 30, 2006 and 2005, respectively. This increase was primarily the result of $247,363 non-cash stock-based compensation expense in accordance with SFAS 123R and costs associated with being a public company. As a percentage of net service revenues, general and administrative expenses increased to 30.9% from 20.9% for the three months ended September 30, 2006 and 2005, respectively.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life of three years. These costs were $11,397 and $139,873 for the three months ended September 30, 2006 and 2005, respectively. These costs declined since certain intangible assets were fully amortized in early 2006.

Research and development costs increased by 15.8% to $498,425 from $430,237 for the three months ended September 30, 2006 and 2005, respectively. This increase was primarily the result of R&D personnel increasing to 20 from 15 as of September 30, 2006 and 2005, respectively. As a percentage of net service revenues, research and development expenses decreased to 11.2% from 13.5% for the three months ended September 30, 2006 and 2005, respectively.

Other income for the three months ended September 30, 2006 was $213,156 as compared with $15,891 for the three months ended September 30, 2005. The change is primarily the result of interest income on the cash received in the CEA merger.

We experienced net income of $391,487 compared with net loss of $(132,727) for the three months ended September 30, 2006 and 2005, respectively. The net income for the three months ended September 30, 2006 was impacted primarily by increased revenues and interest income partially offset by non-cash stock-based compensation expense ($269,641) and costs associated with being a public company.

Net income attributable to common stockholders was $391,487 for the three months ended September 30, 2006 as compared with net loss attributable to common stockholders of $(420,934) for the three months ended September 30, 2005. The three months ended September 30, 2006 included no dividends and accretion of preferred stock compared with $288,207 for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net service revenues increased 8.3% to $11,305,916 for the nine months ended September 30, 2006, as compared to $10,436,973 for the nine months ended September 30, 2005. The increase in revenues is primarily the result of the timing and size of new clinical project deployments in process during the period.

Reimbursable out-of-pocket revenues and corresponding expenses increased to $2,324,353 from $379,555 for the nine months ended September 30, 2006 and 2005, respectively. This increase is primarily the result of diary hardware costs related to new electronic patient diary trials commenced in the nine months ended September 30, 2006.

Costs of revenues increased 7.8% to $4,870,004 from $4,516,054 for the nine months ended September 30, 2006 and 2005, respectively. This increase was primarily the result of operations personnel increasing to 63 from 57 as of September 30, 2006 and 2005, respectively. As a percentage of net service revenues, costs of revenues were 43.1% and 43.3% for the nine months ended September 30, 2006 and 2005, respectively.

Sales and marketing costs increased 18.4% to $2,558,754 from $2,160,629 for the nine months ended September 30, 2006 and 2005, respectively. This increase was primarily the result of adding four international sales personnel. As a percentage of net service revenues, sales and marketing costs were 22.6% and 20.7% for the nine months ended September 30, 2006 and 2005, respectively.

General and administrative costs increased 50.0% to $3,560,550 from $2,372,980 for the nine months ended September 30, 2006 and 2005, respectively. This increase was primarily the result of $503,130 non-cash stock-based compensation expense in accordance with SFAS 123R and costs associated with being a public company. As a percentage of net service revenues, general and administrative expenses were 31.5% and 22.7% for the nine months ended September 30, 2006 and 2005, respectively.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life of three years. These costs were $77,018 and $419,617 for the nine months ended September 30, 2006 and 2005, respectively.

Research and development costs increased by 24.7% to $1,409,037 from $1,129,990 for the nine months ended September 30, 2006 and 2005, respectively. This increase was primarily the result of R&D personnel increasing to 20 from 15 as of September 30, 2006 and 2005, respectively. As a percentage of net service revenues, research and development expenses were 12.5% and 10.8% for the nine months ended September 30, 2006 and 2005, respectively.

Other income for the nine months ended September 30, 2006 was $574,531 as compared with $11,340 for the nine months ended September 30, 2005. The change is primarily the result of interest income on the cash received in the CEA merger.

We experienced a net loss of $(594,916) compared with a net loss of $(150,957) for the nine months ended September 30, 2006 and 2005, respectively. The net loss for the nine months ended September 30, 2006 was negatively impacted by non-cash stock-based compensation expense ($553,356) and costs associated with being a public company.

Net loss attributable to common stockholders was $1,720,885 for the nine months ended September 30, 2006 as compared with net loss attributable to common stockholders of $(1,015,578) for the nine months ended September 30, 2005. The nine months ended September 30, 2006 included $95,969 dividends and accretion of preferred stock compared with $864,621 for the nine months ended September 30, 2005. The nine months ended September 30, 2006 included $1,030,000 of induced conversion of common stock warrants.

Liquidity and Capital Resources

Our principal sources of cash have been from revenues from software application-hosting and related services as well as from proceeds from the issuance of various debt instruments and the sale of equity securities.

At September 30, 2006 we had cash, cash equivalents and short-term investments of $20,898,980. Our cash, cash equivalents and short-term investments increased by $19,248,657 during the nine months ended September 30, 2006 primarily due to the net cash received of approximately $19.6 million in the merger with CEA in February 2006.

In the nine months ended September 30, 2006 operating activities used $666,209 and in the nine months ended September 30, 2005 provided approximately $374,646 of net cash, respectively. The decrease in net cash from operating activities was primarily due to an increased net loss and an increase in accounts receivable partially offset by an increase in accounts payable.

In the nine months ended September 30, 2006 and 2005, we used $8,508,575 and $421,837 of net cash in investing activities, respectively.   The increase is primarily $7,856,573 for the purchase of investments.  The Company has capitalized $316,716 and $135,864 of internal software development costs during the nine months ended September 30, 2006 and 2005, respectively.

In the nine months ended September 30, 2006 $20,547,159 of net cash was provided by financing activities, as compared to $190,496 of net cash used in the nine months ended September 30, 2005. The increase was primarily the result of the net cash received in connection with the CEA merger.

The Company announced on October 3, 2006, that its Board of Directors has authorized the repurchase of up to $1,000,000 of the Company's common stock. To date, no common shares have been repurchased.

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

Our contract backlog was $20.7 million at September 30, 2006 as compared to $22.3 million at September 30, 2005, representing a decrease of 7.4%. This decrease is primarily the result of an increase in the amount of contract backlog cancellations experienced in 2006 as compared to 2005 of approximately $7 million. Contract cancellations are a normal part of the clinical research services industry and occur for a variety of reasons outside the control of the company, some examples of reasons contracts can be cancelled are noted below:

•	The FDA can request changes in a clinical trial program - additional Phase II trials may be requested before Phase III trials may begin;
•	Mergers and acquisitions - client companies can be acquired and the resulting review of clinical programs can result in project cancellations due to similar compounds in development by each company;
•	Short project start timelines can result in client decisions to utilize paper instead of eClinical technologies which require longer start times;
•	Adverse and serious adverse reactions to the study drug;
•	Poor results or lack of statistically significant performance of drug in active trials based upon interim analysis;
•	Adjustments of future subscription license commitments based upon actual usage during prior contract year.

Contractual Obligations

We do not have any special purpose entities or any other off balance sheet financing arrangements. We have operating leases for office space and office equipment and a capital lease for the purchase of third party software, which are described below.

We generally do not enter into binding purchase commitments. Our principal commitments are primarily for leases for office space and equipment and a capital lease for the purchase of third party software. At September 30, 2006, the future minimum payments under these commitments were as follows:

Periods Ending December 31,	Capital Leases	Operating Leases
2006 (last six months)	$33,683	$124,576
2007	83,204	592,451
2008	31,676	583,739
2009	24,081	591,722
2010	—	578,809
2011 and thereafter	—	906,130

Total required lease payments	172,644	$3,377,427

Less interest included	(19,838)

Total minimum payments	152,806
Current portion of capital lease	(99,019)

Long-term portion of capital lease	$53,787

As of February 1, 2005 and as amended on May 31, 2006, we entered into a revolving account receivable line of credit with RBC Centura Bank under which we can borrow up to $2,000,000. In addition we also have two capital equipment lines with the same bank under which we can borrow up to $300,000 and $500,000 respectively. Interest accrues and is paid monthly at the prime rate of interest plus 0.25% for the accounts receivable revolving line of credit and at the prime rate plus 1.0% and 0.75% for the fixed asset lines of credit. Borrowings under the equipment line of credit are payable in monthly principle and interest payments over a 30 month and 35 month period, respectively. The revolving line of credit expires on May 31, 2007 at which time all advances will be immediately due and payable unless the line is renewed. As of September 30, 2006, we had $797,000 outstanding under the accounts receivable line of credit and $170,000 outstanding under the capital equipment lines.

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

        As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in enabling us to record, process, summarize and report information required to be included in our periodic Securities and Exchange Commission filings within the required time period.

         There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceeding other than routine litigation that is incidental to our business, except as follows:

On July 17, 2006, Datasci, LLC filed a complaint against us in the U.S. District Court for the Baltimore District of Maryland (Civil Action No. MJG06CV1818). The complaint alleges infringement of United States Patent No. 6,496,827 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System”. The Company intends to vigorously defend its rights. There can be no assurance as to the outcome of this case.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of securities were made during the quarter that were not previously reported on a Current Report on Form 8-K, except for stock option grants in the normal course of the Company’s business.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits

The Exhibit Index that follows the signature page of the Report is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETRIALS WORLDWIDE, INC.

November 14, 2006	By:	/s/ JOHN K. CLINE John K. Cline President, Chief Executive Officer and Director (Principal Executive Officer)

November 14, 2006	By:	/s/ JAMES W. CLARK, JR. James W. Clark, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

3.2	Bylaws of the Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.1	Specimen Unit Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.2	Specimen Common Stock Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.3	Specimen Warrant Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.4	Form of Unit Purchase Option. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.5
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of Principal Executive Officer and Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350*

*Filed herewith.