Form 10KSB
period 2006-12-31
ETRIALS WORLDWIDE INC.
filed 2007-03-30
CIK 1268904

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50531

ETRIALS WORLDWIDE, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0308891 (I.R.S. Employer Identification No.)
4000 Aerial Center Parkway Morrisville, North Carolina 27560 (Address of principal executive offices) (Zip Code)
(919) 653-3400 (Issuer’s telephone number)
Securities registered under Section 12(b) of the Act: Common Stock, par value $.0001 per share Warrants to purchase shares of Common Stock

Securities registered under Section 12(g) of the Act:

Units consisting of one Share of Common Stock, par value $.0001 per share, and two Warrants to purchase shares of Common Stock.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes     ☐ No

Check if there is no disclosure of delinquent fliers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes    X No

The issuer’s revenues for the fiscal year ended December 31, 2006 its most recent fiscal year, were $19,180,050

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 23, 2007 was $28,335,387.

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

Transitional Small Business Disclosure Form (Check one) ⁭ Yes X No

ETRIALS WORLDWIDE, INC.
ANNUAL REPORT ON

FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

Item 1. DESCRIPTION OF BUSINESS

This Business section and other parts of this Report contain forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results" and elsewhere in this Report.

Overview

etrials Worldwide, Inc.

etrials Worldwide, Inc. (“etrials” or the “Company” or “we” or “us” or “our” or similar words) is a provider of eClinical software technology and services to pharmaceutical, biotechnology, medical device, and contract research organizations (“CRO” or “CROs”). Our software technologies offer insight into the clinical trial process, maximizing our customers’ return on investment and accelerating their time to market. Our primary focus is on the costly and time-consuming clinical trial phase of drug development.

Our operations are subject to certain risks and uncertainties, including among others, rapid technological change, increased competition from existing competitors and new entrants, lack of operating history, and dependence upon key members of the management team. Operating results are also affected by general economic conditions affecting the pharmaceutical industry.

History and Merger and Accounting Treatment

Our subsidiary, etrials, Inc., which operates our business, was incorporated in 1999 in the State of Delaware under the name Pharmacentric Technologies, Inc., for the purpose of managing certain assets acquired from Persimmon IT, Inc. John Cline, our Chief Executive Officer, joined that subsidiary company in March of 2000, when Pharmacentric acquired Expidata, a company owned by Mr. Cline. In May of 2000 our subsidiary’s name was changed again to etrials.com, Inc. and in June of 2001 the name was changed to etrials, Inc. On January 30, 2003 Araccel Corporation (“Araccel”) was merged into etrials, Inc., with the resulting company being named etrials Worldwide, Inc. Araccel primarily provided eClinical electronic patient reported outcomes (“ePRO”) solutions that capture, analyze, distribute, manage and report clinical trial data from patients. Prior to the merger with Araccel, etrials, Inc. was in the business of primarily providing Electronic Data Capture (“EDC”) software and services for clinical trials.

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

On February 9, 2006 etrials Acquisition, Inc. a Delaware corporation and wholly owned subsidiary of CEA, consummated a merger with etrials Worldwide, Inc., in which etrials Worldwide, Inc. changed its name back to etrials, Inc. and became CEA’s wholly owned subsidiary. At that time CEA changed its name to etrials Worldwide, Inc. See our Registration Statement on Form S-4 which became effective in January 2006, for a description of the material terms of the merger.

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

General. With global operations, etrials provides four key software technologies, electronic data capture (“EDC”), interactive voice response (“IVR”), and electronic patient diaries (“eDiary”), as part of an integrated software as a service (“SaaS”) platform or as individual solutions to optimize clinical trials. This integrated software technology platform enables our customers to select the one or more solutions for their clinical trial and allows the information to integrate seamlessly and easily by:

•	Capturing clinical and patient reported information through multiple modalities - from desktops, tablet PCs, phones, smartphones, to handheld devices;
•	Integrating clinical trial information from different sources such as labs, EKG, diagnostic images, and in-home testing devices such as blood glucose monitors;
•	Managing workflow efficiencies to enhance patient enrollment / randomization, drug supply, and data quality and management; and
•	Analyzing and reporting real-time information to improve trial communication, and collaboration, and better, faster decision-marking.

As an experienced industry leader, etrials has facilitated hundreds of trials involving more than 400,000 patients in over 60 countries and approximately 33 of those studies resulted in approximately 12 approved new drug applications. Having partnered with over 100 clients, etrials intends to lead the way towards future industry innovations such as, Adaptive Clinical Trials and integration between eClinical and electronic health records.

Value Proposition. etrials understands clients are seeking software technology and a partner capable of providing robust information capture, integration, management, and eClinical experience. etrials will support these value propositions by leveraging the following key strengths:

Advanced Solutions on an Integrated Platform
etrials can provide a fully integrated solution to meet complex data collection requirements. With the clients EDC, eDiary, and IVR data residing in a single database, the data is safe and easily accessible in a central location. This results in time saved importing data from other sources and having real-time access to your data.

Experience
We have assisted our clients to conduct hundreds of clinical trials in more than 60 countries involving hundreds of thousands of patients. Our eDiary technology has been deployed in multiple languages and countries.

Project Management Team
From fast study start-up to strategic implementation of mid-study changes, our project teams have knowledge and management skills for our client’s clinical trial. Our project managers possess extensive clinical research experience and have the ability to manage multiple technologies.

Products. etrials’ Web-based architecture and integrated eClinical solutions enable customers to efficiently capture, integrate, manage and analyze key clinical and patient reported information in one data repository. Real-time web-based access allows clinical trial sponsors to analyze information an estimated eight to twelve weeks earlier than traditional paper-based methods, enhancing and speeding decision making and supporting adaptive trial design.

etrials eClinical solutions include:

•
EDC. etrials EDC is a web-based, globally-proven solution for collecting, managing, and analyzing real-time clinical trial information. Our EDC solution is used by pharmaceutical, biotechnology, medical device, and contract research organization customers around the world to enhance decision making and accelerate time to market. With etrials’ configurable electronic case report forms (“eCRF”), study information is more accurate, timely and accessible, for better collaboration and communication. The Company’s dynamic business process engine supports multiple workflows and ensures that information collected in the field is verified and complete. Real-time analytics supports adaptive study designs by enabling integration of study information and knowledge as the trial progresses.

•
eDiary. By using etrials’ eDiary to collect data electronically, sponsors can minimize problems associated with paper-based collection such as patient compliance, transcription errors and limited data analysis. etrials eDiary provides interfaces that are simple to use for patients from pediatric to geriatric and makes collecting and managing patient-compliant data easy. Information is stored on the local device (handheld, tablet, or smartphone) and a central database through wired and wireless connectivity.

•
IVR Software. Offers patient enrollment, dynamic randomization, drug supply management and real-time analysis through one easy to use web-based interface. More than just IVR, the web interface is a powerful trial monitoring and control tool. Etrials IVR enables sponsors to easily manage site or stratum-based patient enrollment, the compliance of sites and subjects, and what supplies have shipped.

Technology Platform. The etrials eClinical Software as a Service web-based platform is more capable of meeting the diverse needs of each clinical trial than traditional enterprise software. Our SaaS architecture, built on an Oracle foundation, enables our customers to focus on managing their trials and not on running servers, databases and applications. This model reduces the costs associated with deploying a clinical trial. All etrials’ solutions include design, testing , and deployment to enable its customers to rapidly conduct their studies. These supporting applications are essential to etrials’ subscription licensing strategy and software services.

Professional Services. To support our software solutions, etrials offers services for our customers that include; software implementation, project management, training, system performance and maintenance, knowledge transfer, and global customer support.

•
Software implementation. We develop with our client database specifications, design the screen forms and backend data structure, determine the data transformations necessary and configure the required infrastructure, including both hardware and communications systems.

•
Project management. We utilize our software to provide ongoing management of the technical aspects of a clinical trial, from start-up, to deployment, to conduct, to close out. These services typically involve monitoring the study’s budgeted hours, ensuring milestones are hit, and coordinating changes to the database when changes need to occur. Our personnel do not manage the overall clinical trial. Their role is usually limited to managing how its software is used in the clinical trial. As etrials transitions to a subscription and software application-hosting business model, we expect our project management personnel will become consultants that help subscription clients with enterprise-wide technical implementation that is not limited to specific clinical trials.

•	Training. We train the investigator sites and clinical researchers on how to effectively use our software.

•	System performance and maintenance. These technical services ensure that the servers and software are performing according to specifications and test the software for its applicability and design.

•
Comprehensive knowledge transfer. For those clients who want to internalize the design and management of their clinical studies, this consulting service trains their staff in the use of the design software and the steps involved in deploying trials.

•	Global customer support. Support for the investigators (doctors), research staff and other system users accessing the software 24 hours a day and seven days a week through our global help desk.

We have in the past acquired new software technologies through acquisitions of all or part of other companies.

On April 30, 2004, we acquired from Authentrics, Inc. (“Authentrics”) IVRS software and certain other assets in exchange for 24,538 shares of etrials common stock. Authentrics also agreed to provide certain consulting services related to the use, implementation, and deployment of the IVRS technology for which we agreed to pay $360,000 to Authentrics.

On April 1, 2005, we purchased from Quintiles Transnational Corp. (“Quintiles”) certain electronic data capture (“EDC”) software and clinical trial management software (“CTMS”), as well as Quintiles’ customer backlog related to such software products. In exchange, we granted Quintiles a license to such software and other etrials clinical trial software. We also issued Quintiles 139,048 shares of our common stock.

On August 10, 2005, MiniDoc AB and etrials Worldwide, Inc. entered into an exclusive license agreement granting exclusive rights from MiniDoc to us for the MiniDoc Diary Software and the intellectual property rights underlying the MiniDoc Diary Software. MiniDoc retained a right to make, use and sell the licensed intellectual property, without any right to transfer or sublicense it to others.

We may, in the future, also acquire other companies that have software or services that we can cross-sell to our existing customers or that have customers to which we can sell our existing products and services. Examples of products and services we might acquire to sell to our existing customers include: modeling and simulation technology, safety database technology, adverse event reporting services and eSubmissions technology and services. We retained an investment banking firm to assist us in discussions with a potential acquisition candidate and financing sources to facilitate the acquisition. There can be no assurance that such discussions will be successful.

Research and Development. We have developed our software to take advantage of the power of the Internet. etrials continues to advance our products by enhancing the human interface of the modules. Our research and development efforts are focused on improving and enhancing our existing products and services as well as developing new products and services.

Research and development expenditures were approximately $1.8 and $1.6 million for the years ended December 31, 2006 and 2005, respectively.

Business Segments and Geographic Information

We conduct our operations through offices in the United States and the United Kingdom (UK). We view our operations and manage our business as one operating and reporting segment, based on the guidance incuded in  SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

Customers

We have an established customer base of clients who are transitioning from paper processes to electronic clinical trials and, using licensed software and technical services from etrials. Additionally, we license software to numerous CROs. The United States Food and Drug Administration (“FDA”) has accepted trials using our eClinical software and these trials have resulted in successful regulatory approvals for clients.

We had three customers who comprised approximately 43% and 47% of our revenues during the year ended December 31, 2006 and 2005, respectively.

Customers individually representing greater than 10% of our revenues are as follows:

	Percent of Revenues
	December 31
	2006	2005
Wyeth	18.4%	* %
The Medicines Company	14.3%	12.4%
Genzyme Corporation	10.5%	17.1%
Pfizer, Inc.	* %	17.8%
Total	43.2%	47.3%
_______
*	less than 10%

Although we enter into master agreements with each customer, the master contracts do not contain minimum revenue commitments. Services and revenues are covered by separately negotiated addendums called task orders.  See Risk Factor (16) about risks related to customer cancellations and delays and their affect on our revenue.

Our customers are life science companies, including pharmaceutical, biotechnology and medical device concerns, as well as CROs. The needs and sales approaches are unique depending on the focus of each segment; therefore, we have two sales channels, direct and value added reseller, to support our bookings and revenue targets.

Our Sponsor Marketing Group sells solutions and related services directly to sponsor organizations (pharmaceutical, biotechnology and medical devices) running Phase I to Phase IV clinical trials. These customers may work in any therapeutic area (e.g., cardiology, oncology, etc.), and may be in large pharmaceutical companies, small biotechnology companies or medical device manufacturers. These clinical trials are highly regulated and require strict adherence to U.S and international guidelines. Sales through this direct channel currently represent the largest share of our total revenue.

The CRO Business Marketing Group focuses on establishing and working with CRO partners to position etrials software solutions as part of the CRO’s outsourced client trial management services. etrials sells per-project and / or enterprise subscription agreements to CROs that use the technology in the work they do for pharmaceutical companies. Though CROs have been slow to abandon paper processes, etrials believes this is rapidly changing as the CROs clients are requiring them to apply the efficiencies of eClinical software to the outsourced studies they conduct.

Many of our customers utilize more than one technology from the eClinical Suite. We believe we have the opportunity to cross-sell new solutions, based on our experience with IVRS and CTMS acquisitions completed in 2004 and 2005. While every software opportunity is unique, the average sales cycle is approximately six months for new clients. The size of contracts, including software subscription and usage, hosting and professional technical services vary widely, but range from $50,000 for single, very small trials to multi-million dollar contracts for subscription agreements and very complex trials.

Competition

The market for eClinical technologies is disjointed, with many companies providing partial solutions for different parts of the drug development process, but few companies offer a broad platform of software applications. Our integrated eClinical platform, built on an Oracle foundation, brings together many of the information technologies needed to take a drug to market. The competition for the individual point solutions, as well as for the entire integrated platform, is strong, rapidly changing and subject to eventual shifts in market share.

During 2006, we viewed five companies as major competitors to our EDC software and services, four companies as major competitors to our ePRO patient diaries software and services, and four companies as major competitors to our IVRS software and services. We believe being one of a few companies that offer a broad platform of software applications is a key competitive advantage for etrials.

We also compete with the accepted and staid paper processes that have long been used to collect data in clinical trials. Since more trials are currently conducted using paper processes then using web-based software processes, paper-based processes represent both competition and an opportunity to increase our business.

The level of competition has grown quickly in recent years and is expected to further increase in the future. Competition could result in etrials having to reduce prices and/or operating margins and loss of market share. Competitors vary in size and in the products and services they offer to the market, and may include CROs or drug companies that have developed their own internal solutions.

Our competitive advantage will depend on:

•	Our ability to maintain a technological edge through robust product development;

•	Gaining access to international markets through growing our sales force and support infrastructure;

•	Maintaining a level of outstanding customer service;

•	Proving a return on investment for those clients currently using paper; and

•	Performance, security, and reliability of hosted software solutions.

We believe that we compete favorably with other vendors on the basis of these factors. Some of our competitors and potential competitors have more market share, are more established, and have significantly greater resources. We cannot assure you that our current or prospective competitors will not offer or develop products or services that are superior to, or that achieve greater market acceptance than, our products and services.

Intellectual Property Rights

Our success depends, in part, upon our proprietary technology, processes, trade secrets, and other proprietary information, and our ability to protect this information from unauthorized disclosure and use. We rely on a combination of copyright, trade secret, and trademark laws, confidentiality procedures, contractual provisions and other similar measures to protect our proprietary information. We have licensed from MiniDoc AB rights to MiniDoc diary technology and issued patents.

Our software and business processes embody numerous trade secrets which we protect through various physical and technical security measures, as well as by agreement. Our software, related manuals and other written materials are subject to copyright protection. Our etrials trademark serves to identify and distinguish our software and services in the market. The etrials mark is a registered trademark as of December 27, 2005.

Over the past several years, etrials has made numerous changes in our product names. We cannot have assurance that our strategy with respect to our trademark portfolio will be adequate to secure or protect and intellectual property. There can be no assurance that our means of protecting these proprietary rights will be adequate or that our competitors will not independently develop similar technology.

As part of our efforts to protect our proprietary information, we enter into license agreements with our customers and nondisclosure agreements with certain of our employees, consultants and corporate partners. These agreements generally contain restrictions on disclosure, use and transfer of our proprietary information.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As the number of entrants into our market increases, the possibility of an intellectual property claim against it grows. Our technologies may not be able to withstand third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing etrials’ business plan. In addition, etrials’ agreements often require us to indemnify our clients for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent etrials from offering our technologies and services to others.

While we do not believe that our products, trademarks, copyrights, or other proprietary rights infringe the proprietary rights of third parties, third parties may assert infringement claims against us in the future with respect to current or future products. Further, etrials expects that we may become subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, etrials hires employees and retains consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. Such vendors or companies may claim that etrials’ products are based on their products and that etrials as misappropriated their intellectual property. Any such claims, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require etrials to enter into royalty or licensing agreements with third parties. Such royalty or licensing agreements, if required, may not be available on terms acceptable to etrials or at all, which would have a material adverse effect upon our business and financial position.

etrials assumed all MiniDoc liability related to alleged past infringement of PHT Corporation’s U.S. Patent No. 6,095,985 and as a part of the confidential settlement agreement by and between etrials and PHT Corporation, etrials negotiated a release of any and all claims against MiniDoc related to such alleged infringement of PHT’s patent.  During 2005, we settled an infringement claim brought by PHT Corporation. Our legal defense costs prior to settlement were substantial. On August 22, 2005, etrials and the plaintiff entered into a Settlement and License Agreement to settle the patent infringement action filed in the United States District Court for the District of Delaware. We agreed to pay the plaintiff $279,114 as a settlement of the lawsuit. This amount was paid in 2005. We also agreed to pay future royalties through the expiration of the last to expire plaintiff patent, for the license of the plaintiff patents based upon revenues from diary studies conducted by us in the United States and certain international studies.

On July 17, 2006, an action was filed by Datasci, LLC alleging that we had infringed on its patent. The plaintiff alleging infringement has not specified damages so management is unable to estimate a potential range of loss, if any. Management intends to vigorously contest the action. No assurance can be given as to the outcome of this litigation. See “Item 3. LEGAL PROCEEDINGS” for additional information about this litigation.

We are aware of other infringement legal actions against companies in our industry involving patents with broad claims. From time to time, we have been contacted by companies seeking to license their patents to us. To date, however, except as disclosed above, we have not become a party to any such infringement legal action or paid any license fees to persons who have alleged possible infringement by our products. There can be no assurance, however, that future infringement claims will not result in litigation or settlements that result in us acquiring licenses from third parties.

Potential Liability and Insurance

We attempt to manage our risk of liability for personal injury or death to study subjects from administration of products under study through contractual indemnification provisions with clients and through insurance maintained by our clients and us. Contractual indemnification generally does not protect us against certain of our own actions, such as negligence. The terms and scope of such indemnification vary from client to client and from trial to trial. Although most of our clients are large, well-capitalized companies, the financial viability of these indemnification provisions cannot be assured. Therefore, we bear the risk that the indemnifying party may not have the financial ability to fulfill its indemnification obligations to us. We maintain errors and omissions professional liability insurance in the amount of $5 million per claim and $5 million in the aggregate during any policy year. Our operating results could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by etrials or the client or where the indemnifying party does not fulfill its indemnification obligations to etrials.

Regulatory Matters

Our clinical trial software is subject to various regulatory requirements designed to ensure the quality and integrity of the data. Many regulatory authorities, including those in the European Union, or EU, require that study results and data submitted to such authorities be based on studies conducted in accordance with what are called Good Clinical Practice (“GCP”). These provisions represent global industry standards for conducting clinical research and development studies. Records for clinical studies must be maintained for specified periods for inspection by the FDA and other regulators. Significant non-compliance with GCP requirements can result in the disqualification of data collected during the clinical trial. We are also obligated to comply with regulations issued by national and supra-national regulators such as the FDA and the European Medicines Agency, or (“EMEA”). By way of example, these regulations include the FDA’s regulations on electronic records and signatures (21 CFR Part 11), which set out requirements for data in electronic format regarding submissions made to the FDA, and the EMEA’s Note for Guidance “Good Clinical Practice for Trials on Medicinal Products in the European Community.” We write our standard operating procedures related to clinical studies in accordance with regulations and guidelines appropriate to the region where they will be used, thus helping to ensure compliance with GCP. Our commercial services are subject to detailed and comprehensive regulation in each geographic market in which we operate.

From time to time, one or more of our customers may be investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of clinical trials and programs. In these situations, etrials may provide services to our customers with respect to the trials and programs being investigated, if we are called upon to respond to requests for information by these authorities and agencies.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of standard transactions, privacy and security standards and other administrative simplification provisions by covered entities, which includes many healthcare providers, health plans and healthcare clearinghouses. The U.S. Department of Health and Human Services (“HHS”) has promulgated regulations implementing standards in the United States on Standards for Privacy of Individually Identifiable Health Information to implement the privacy requirements for HIPAA. These regulations generally (1) impose standards for covered entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information; and (2) establish procedures for (a) the exercise of those individuals’ rights, (b) the uses and disclosure of protected health information by the covered entity, and (c) the methods permissible for de-identification of health information. etrials is not a “covered entity” under the HIPAA Standards for Privacy of Individually Identifiable Health Information (also known as the HIPAA Privacy Rule).

We receive identifiable health information from our clients and from their clients who are covered entities or who are employed by covered entities. In order for covered entities to disclose identifiable health information, there must be an applicable permission from the research participant or an exception under the HIPAA Privacy Rule. Based on our communications with our clients from whom we receive identifiable health information, we believe that we will continue to be able to obtain such information, consistent with requirements of the HIPAA Privacy Rule. However, if the covered entities do not understand the permissions for disclosure of information, it is possible that they could object to providing identifiable health information to etrials, which could have an adverse effect on our ability to receive such information in a manner that will not impact our business operations.

The impact of such legislation and regulations relating to identifiable health information in the United States cannot be predicted. Other countries have or are in the process of putting privacy laws into place affecting similar areas of our business. For instance, the EU Directive applies standards for the protection of all personal data, not just health information, in the EU and requires the EU member states to enact national laws implementing the Directive. Such legislation or regulations could materially affect our business.

Employees

As of December 31, 2006, we had approximately 124 full-time and part-time employees. No employees are known to be represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

Risk Factors

You should carefully consider the following risk factors, together with all of the other information included in this Report.

We have organized these factors into the following categories below.

•	our financial condition

•	our products and operations

•	our market, customers and partners

•	our officers, directors and employees

•	regulatory matters that affect our business

•	our securities

I. Risks associated with our financial condition.

(1) We have had recurring losses from operations and may never achieve and maintain profitability.

At December 31, 2006, we had an accumulated deficit of approximately $23.7 million, including a net loss attributable to common stockholders of approximately $1.7 million for the year ended December 31, 2006. There is no assurance that we will ever be able to achieve and maintain profitability.

(2) We may require additional financing to fund potential acquisitions. If financing is not available, we may not be able to grow as we plan.

At December 31, 2006, we had cash, cash equivalents and short-term investments totaling approximately $20.0 million and tangible assets of approximately $27.4 million. We may use our capital to fund acquisitions of other companies and other technologies. However, in the future, we may be required to seek additional financing to fund potential acquisition opportunities. We cannot assure you that such funding will be available. If sufficient capital is not raised, our ability to grow through acquisitions or otherwise respond to competitive pressures would be significantly limited.

(3) If we are able to raise capital, but not on favorable terms, existing stockholders may suffer dilution of their ownership interests or otherwise lose value in their securities.

If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by existing stockholders would be reduced. In addition, such securities could have rights, preferences and privileges senior to those of our stockholders, which could substantially decrease the value of our securities owned by them.

(4) We depend on nonrecurring revenue streams and if we experience significant fluctuations in operating results and rate of growth and fail to balance expenses with revenue and earnings expectations, our revenue and margins may decrease and our stock price may fall.

Due to our evolving business model and the unpredictability of the emerging industry, we may not be able to accurately forecast our rate of growth. We have historically depended on nonrecurring revenue derived from payments received for providing services for specific customer projects, which is recognized as work is performed over the term of the contracts for the projects. As a result, our operating results may fluctuate significantly on a quarterly basis. The volume of services required by customers depends in part upon the progress and results of clinical trials the customer is conducting during the quarter, which is outside our control. Accordingly, etrials believes that period-to-period comparisons of its operating results may not be meaningful, and you should not rely upon them as an indication of our future performance. Since future revenues are unpredictable, we may not be able to adjust our spending quickly enough if our revenue falls short of expectations. This would substantially decrease our revenue, margins and our stock price.

(5) Because we will recognize revenue over the terms of our agreements, downturns or upturns in sales may not be immediately reflected in operating results.

We will generally recognize revenue over the terms of our agreements under the proportional performance method. As a result, much of the revenue we report each quarter was originally deferred from agreements entered into during previous quarters. While we will begin recognizing revenue upon the commencement of work after execution of agreements for software term licenses and related services, it may be difficult to rapidly increase revenue through additional new contract awards in any period as services revenues from new customers is recognized as work is performed over the applicable license term, typically several months to several years. As a result, we may not recognize significant revenues, if any, from some customers despite incurring considerable sales expenses related to new contract awards. Further, a decline in new or renewed agreements in any one quarter will not necessarily be fully reflected in a decline in the revenue in that quarter, but it may negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in transactions may not be fully reflected in results of operations until future periods. Our reliance on deferred revenue makes it difficult for us to rapidly increase our revenue through additional new contract awards in any period, as revenue from new partners must be recognized over the applicable agreement term.

II. Risks associated with our software application and services

(6) We may not successfully develop or introduce new software applications or enhancements to existing software applications, which could result in lost business.

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction, and customer acceptance of new software applications or new versions of existing software applications. Our business could be harmed if we fail to deliver enhancements desired by customers or to keep pace with changes in hardware and software platforms, database technology, and electronic commerce technical standards. From time to time, we have experienced delays in the planned release dates of software and upgrades and new product versions or upgrades may not be released according to schedule. This could result in adverse publicity, loss of sales, delay in market acceptance of services and software applications, or customer claims against us, any of which could harm our business. We also continually seek to develop new offerings. However, we are subject to all of the risks inherent in software development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. There can be no assurance that we will be able to successfully develop new services or software applications, or to introduce in a timely manner and gain acceptance of such new services or software applications in the marketplace.

(7) Defects in our software application-hosting service could diminish demand for our service and subject us to substantial liability, damage our reputation, or substantially decrease our revenue or margins or increase our expenses.

Because our software application-hosting service is complex, it may have errors or defects that users identify after they begin using it, which could harm our reputation and business. Internet-based software frequently contains undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our software and new errors in our existing service may be detected in the future. Since customers use our software and service for important aspects of their business, any errors, defects or other performance problems with our service could hurt our reputation and may damage our customers’ businesses. If that occurs, customers could elect not to renew, or delay or withhold payment, we could lose future sales or customers may make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation.

(8) The success of our business depends on the continued growth and acceptance of the internet as a business tool. If these positive trends do not continue to develop, we may fail to grow our revenue. The market for our technology delivery model and internet-based application software for clinical trials is immature and volatile, and if it does not develop or develops more slowly than we expect, we may fail to grow our revenue.

Increasing revenues depends on the continued growth and acceptance of the Internet as a communications and commerce platform for enterprises. The Internet could lose its viability as a business tool due to delays in the development or adoption of new standards and protocols to handle increased demands of Internet activity, security, reliability, cost, ease-of-use, accessibility and quality-of-service. The performance of the Internet and its acceptance as a business tool has been harmed by “viruses,” “worms” and similar malicious programs, and the Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure. If for any reason the Internet does not remain a widespread communications medium and commercial platform, the demand for our services would be significantly reduced, which would significantly reduce revenue.

Our efforts to establish a standardized electronic data capture (EDC) process for collection and management of clinical research data represent a significant departure from the traditional clinical research practices of clinical trial sponsors. The long-term viability of our business remains unproven. Our strategy may not gain acceptance among sponsors of clinical research, research sites or investigators. If our business strategies fail, we will fail to achieve our business plan and you may lose all or part of your investment. Many businesses have invested substantial personnel and financial resources to conduct clinical trials and therefore may be reluctant or unwilling to migrate to on-demand application services. Furthermore, some potential customers may be reluctant or unwilling to use Internet-based application services, because they have concerns regarding the risks associated with security capabilities, among other things, of the technology delivery model associated with these services. If businesses do not perceive the benefits of Internet-based application services, then the market for these services may not develop at all, or it may develop more slowly than we expect, either of which would significantly adversely affect operating results. In addition, because this is an unproven market, we have limited insight into trends that may develop and affect our business.

(9) If we acquire companies, software applications, or technologies, we may face risks associated with those acquisitions. These risks include, but are not limited to, difficulty of integrating, dilution of stockholder value and disruption of business, which could substantially decrease our revenue or margins or increase our expenses.

In the future, we plan to acquire products or technologies from other companies. We may not realize the anticipated benefits of our future acquisitions or investments to the extent that we anticipate, or at all. If any acquisition or investment is not perceived as improving earnings per share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm operating results. Any completed acquisitions would also require significant integration efforts, diverting attention from existing business operations and strategy. We have made only small acquisitions to date, so our ability as an organization to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets;

•	potential write-offs of acquired assets;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	delays in customer purchases due to uncertainty;

•	risk of operating and integrating geographically remote offices;

•	risk of losing customers of the acquired companies due to actual or perceived changes in operations and customer interfaces; and

•
risks of implementing and monitoring compliance with corporate governance and public company reporting requirements and the ability of management to manage and timely and accurately consolidate the results of operations.

In addition, if we finance acquisitions by issuing convertible debt or equity securities, existing stockholders may be diluted which could affect the market price of our stock. As a result, if we fail to properly evaluate and execute acquisitions or investments, our revenue and margins may substantially decrease or our expenses may increase.

(10) We rely on third-party hardware and software that may be difficult to replace or which could cause errors or failures in service. Such events may harm our relationship with customers.

We rely on hardware purchased or leased and software licensed from third parties in order to offer our service. We use commercially available software from vendors like MicroSoft, Oracle and Business Objects. In addition, our products include numerous third party licensed components. These software and hardware systems, as well as any third party embedded components, will need periodic upgrades in the future as part of normal operation of business, which will be an added expense.

The hardware and software we use, including third party embedded components, may not continue to be available on commercially reasonable terms, or at all, or upgrades may not be available when we need them. Certain of the databases and libraries included in our products could not easily be replaced and any change in these components would require additional development efforts on our part. We are not currently aware of any problems, but any loss of the right to use any of this hardware or software could result in delays in providing our services until we develop equivalent technology or, if already available, is identified, obtained and integrated. Any errors or defects in, or unavailability of, third-party hardware or software could result in errors or a failure of our service, which could harm our relationships with customers.

(11) Security and other concerns may discourage use of our internet based software, which could significantly reduce revenues.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our customers’ data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. If customers determine that our service offerings do not provide adequate security for the dissemination of information over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use, we will lose business and suffer significant declines in revenue.

III. Risks associated with our market, customers and partners

(12) We have several large clients from whom we derive substantial revenue and therefore the loss of even a few of our clients could significantly reduce our revenues.

We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of clients. We have three clients that accounted for approximately 43% of our revenue for the year ended December 31, 2006. If we lose one of these clients or other significant clients and do not replace them with new clients, our revenues will decrease and may not be sufficient to cover our costs.

(13) Price controls on what our clients charge may cause our clients to decrease their purchases of information technology, including our software and services, and they may pressure us to decrease the prices we charge our customers.

The prices our clients charge for their products are subject to price controls in many countries and there is increasing pressure for greater price controls in the United States. Controls on what our clients charge may cause our clients to decrease their purchases of information technology, including our software and services. This could substantially decrease the size of our market and impact our ability to sell products and services or force us to reduce our profit margins.

(14) If clinical trial sponsors and customers do not shift from their existing paper-based methods of collecting and managing clinical trial data to an electronic system, we may not achieve the market penetration necessary to grow the business at expected levels.

Our efforts to establish a standardized, electronic process to collect, manage and analyze clinical trial and cardiac safety data are a significant departure from the traditional clinical research process. We estimate that the majority of clinical trials today use manual, paper-based data entry, management and analysis tools. Each clinical trial can involve a multitude of participants, including the sponsor, a contract research organization (“CRO”), regional site managers, investigators and patients. With so many participants involved in a clinical trial, it may be difficult to convince a sponsor or CRO to accept new methods of conducting a clinical trial. We may not be successful in persuading these participants to change the manner in which they have traditionally operated and to accept our products and services. If participants conducting clinical trials are unwilling to adopt our technology solutions and new ways of conducting business, our revenues may not be sufficient to sustain our operations.

(15) We depend entirely on the clinical trial market and a downturn in this market could cause our revenues to decrease.

Our business depends entirely on the clinical trials that pharmaceutical, biotechnology and medical device companies conduct. Our revenues will decline if there is less competition in the pharmaceutical, biotechnology or medical device industries, which would result in fewer products under development and decreased pressure to accelerate a product approval. Our revenues will also decline if the FDA or similar agencies in foreign countries loosen their requirements, thereby decreasing the complexity of conducting clinical trials. Any other developments that adversely affect the pharmaceutical, biotechnology or medical device industries generally, including product liability claims, new technologies or products or general business conditions, could also decrease the volume of our business.

(16) We may lose revenue if our clients experience delays in clinical trials or if we lose contracts. Consequently, contracts we have signed may not result in our collecting or recognizing the amount of revenue stated in the contracts.

Although our contracts provide that we are contractually entitled to receive fees for services provided through the date of termination, customers generally are free to delay or terminate a clinical trial or their contract related to the trial at any time. The length of a typical clinical trial contract varies from several months to several years. Clinical trial sponsors may delay or terminate clinical trials for several reasons, including:

•	unexpected results or adverse patient reactions to a potential product;

•	inadequate patient enrollment or investigator recruitment;

•	manufacturing problems resulting in shortages of a potential product; or

•	decisions by the sponsor to de-emphasize or terminate a particular trial or drug.

•	adjustments of our multi-year subscription license agreements

We may lose revenues if a clinical trial sponsor decides to delay or terminate a trial in which we participate. Consequently, contracts etrials has signed may not result in it collecting or recognizing the amount of revenue stated in the contracts. We have experienced terminations and delays of our customer service contracts in the past and expect to experience additional terminations and delays in the future.

(17) We face significant competition, which could cause us to lose business or have lower margins.

The market for our solutions is intensely competitive and rapidly changing. The direct competition we face depends on the market segment focus and delivery model capabilities of our competitors. We also at times have to overcome customer reluctance to move away from existing paper-based systems. We have two primary categories of competitors: companies that are large clinical research organizations that provide data collection and other services to pharmaceutical and biotechnology companies and smaller applications software companies that license software to perform these functions. Many of our competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition, and a larger total number of customers for their products and services than we do. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than we may be able to do. In addition, we anticipate new competitors will enter the market in the future. Increased competition may result in price reductions, reduced operating margins, and change in market share and could have a material adverse effect on our business, financial condition, and results of operations. New product announcements by competitors may make it difficult to sell our products even before the competitor releases the product.

(18) There are risks associated with international operations, which we expect will become a bigger part of our business in the future.

We plan to conduct greater international operations in the future as companies move more of their clinical trial operations off-shore. These international operations are subject to a number of difficulties and special costs, including: government regulations; trade restrictions; costs of customizing software products for foreign countries; laws and business practices favoring local competitors; uncertain regulation of electronic commerce; compliance with multiple, conflicting, and changing governmental laws and regulations; longer sales cycles; greater difficulty in collecting accounts receivable; import and export restrictions and tariffs; potentially weaker protection for etrials’ intellectual property than in the United States, and practical difficulties in enforcing such rights abroad; difficulties staffing and managing foreign operations; multiple conflicting tax laws and regulations; and political and economic instability.

Our international operations will also face foreign currency-related risks. To date, most of our revenues have been denominated in United States dollars, but we believe that an increasing portion of our revenues will be denominated in foreign currencies. We must also customize our services and software applications for international markets. This process is much more complex than merely translating languages. Any variation in laws or practices from one country to another may substantially decrease the value of our software applications in that country, unless we identify the important differences and customize our software applications to address the differences. The agreements that we sign with clients outside the United States may be governed by the laws of the countries where we provide our software applications and services. We may also need to resolve any disputes under these agreements in the courts or other dispute resolution forums in those countries. Our international operations also increase exposure to international laws and regulations, which are often complex.

IV. Risks associated with our officers, directors and employees

(19) Any failure to adequately expand our direct sales force or to compensate sales personnel in appropriate ways will result in our being understaffed and this will reduce our sales and revenues.

We expect to be substantially dependent on our direct sales force to obtain new customers. We believe that there is significant competition for direct sales personnel with advanced sales skills and technical knowledge. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and may, in some cases, take more than a year before they achieve full productivity. Our existing personnel and planned hires may not become as productive as we would like, and we may be unable to hire sufficient numbers of qualified individuals in the future in the markets where we do business. We also will have to develop compensation packages that properly incentivize successful sales, including both selling to new customers and increasing sales to existing customers. If we are unable to hire and develop sufficient numbers of productive sales personnel, or develop compensation packages that properly incentivize successful sales, then we will not be able to maintain an adequate sales force and the sales of our services will suffer.

(20) Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth. If this occurs, we may not be able to increase our sales or provide services to our customers.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives, as well as people with clinical trial and related health care industry experience. Personnel with experience in both software and health care industries are in high demand by other employers. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Furthermore, the recent changes in policies regarding the accounting for stock options may discourage us from granting the size or type of stock options awards that job candidates require to join the company. If this occurs, we may not able to increase our sales or provide services to our customer.

(21) As we transition to software subscription agreements and technology transfer agreements, our personnel will have to learn new skills or we may need to replace our personnel.

Our initial business model was originally oriented to provide services with the assistance of software. Some of our current personnel were trained in that service-oriented industry, either by us or by clinical research organizations or pharmaceutical companies, including both sales and customer service personnel. With our current focus on selling technology transfer services and software subscription agreements to customers, we expect that each year more of our business will be software-oriented, training and consulting services and less dependent on clinical trial services. This may require us to either retrain existing personnel or replace existing personnel with employees with software industry experience. If we are not successful in this transition, we may fail to grow our revenue.

(22) Our executive management team is critical to the execution of our business plan and the loss of their services could severely impact our ability to maintain and grow our business.

Our success depends significantly on the continued services of our management personnel, including John Cline, our Chief Executive Officer, James Clark, our Chief Financial Officer, and Michael Harte, our Senior Vice President of Strategic Accounts. Losing any one of our officers could seriously harm our business. Competition for executives is intense. If we have to replace any of our officers, we would not be able to replace the significant amount of knowledge that they have about our operations. We do not maintain key man insurance policies on anyone.

V. Regulatory matters that affect our business

(23) Extensive governmental regulation of the clinical trial process could require costly modifications to our products, adversely affect prospective clients’ willingness to use our software products and services and could increase competition and reduce our market share.

We may incur increased expenses or suffer a reduction in revenues, if our software products and services do not comply with applicable government regulations or if regulations allow more competition in the market place. The FDA has published regulations and guidelines addressing a broad range of matters relating to the use of computerized systems to collect, manage and analyze data from clinical trials. Moreover, electronic data entry, management and analysis of medical information pertaining to subjects in clinical trials will be subject to state and federal government regulations that are not yet finalized. Conforming our products and services to these guidelines or to future changes in regulation could substantially increase our expenses. In the United States and in foreign countries, regulatory authorities have also established other standards for conducting clinical trials leading to the approval of new products with which we must comply. We are either directly or indirectly subject to, or affected by, these regulations, because our software products and services assist sponsors and CROs in conducting trials and preparing new drug or device applications. If a regulatory authority concludes that trials were not conducted in accordance with established requirements, it may take a variety of enforcement actions depending upon the nature of the violation and the applicable country. In the United States, these measures may range from issuing a warning letter or seeking injunctive relief or civil penalties to recommending criminal prosecution, which could result in a prohibition of our continued participation in clinical trials.

(24) Changes in government regulations relating to the health care industry could have a material adverse effect on the demand for our services, which could substantially reduce our revenue.

Demand for our services is largely a function of the regulatory requirements associated with the approval of a New Drug Application by the FDA. These requirements are more stringent and thus more burdensome than those imposed by many other developed countries. In recent years, efforts have been made to streamline the drug approval process and coordinate U.S. standards with those of other developed countries. Changes in the level of regulation, including a relaxation in regulatory requirements or the introduction of simplified drug approval procedures could reduce the demand for our services. Several competing proposals to reform the system of health care delivery in the United States have been considered by Congress from time to time. To date, none of these proposals have been adopted.

The FDA’s guidelines and rules related to the use of computerized systems in clinical trials are still in the early stages of development. Our products and services may not continue to comply with these guidelines and rules as they develop, and corresponding changes to its products and services may be required. Any release of FDA guidance that is significantly inconsistent with the design of our products and services may cause us to incur substantial costs to remain in compliance with FDA guidance and regulations. We cannot assure you that our products and service offerings will comply with applicable regulations and regulatory guidelines as they develop. If our products or services fail to comply with any applicable government regulations or guidelines, we could incur significant liability or be forced to cease offering applicable products or services.

(25) Current trends are that our customers have higher risks of product liability and similar claims related to how they conduct clinical trails and analyze information from clinical trials both before and after drugs are sold in the market. This could result in product liability claims relating to our software applications or services.

Current trends are that our customers have higher risk of product liability and similar claims related to how they conduct clinical trials and analyze information from clinical trials both before and after drugs are sold in the market. Any failure or errors in a customer’s clinical trial or adverse event reporting obligations caused or allegedly caused by our software applications or services could result in a claim for substantial damages against us by our customers or the clinical trial participants, regardless of our responsibility for the failure. Although our contracts with customers generally provide that we are entitled to indemnification against claims brought against us by third parties arising out of our customers’ use of our software applications, we might find ourselves entangled in lawsuits that, even if unsuccessful, divert our resources and energy and adversely affect our business. Further, in the event we seek indemnification from a customer, we cannot assure you that a court will enforce our indemnification right or that the customer will be able to fund any amounts for indemnification owed to us. We maintain $5 million of insurance policies to cover claims that may be brought against us. This coverage may not be adequate. We also cannot assure you that our existing insurance coverage will continue to be available on reasonable terms or will be available in amounts sufficient to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim.

(26) Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our services and products. If this occurs, our revenue may be substantially reduced.

Our customers can use our service to store contact and other personal or identifying information regarding their customers, contacts and clinical trial participants. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers may limit the use and adoption of our service and reduce overall demand for it. Furthermore, privacy concerns may cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our service effectively. Even the perception of privacy concerns, whether or not valid, may inhibit market adoption of our services.

The European Union has also adopted a data privacy directive that requires member states to impose restrictions on the collection and use of personal data that, in some respects, are far more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. All of these domestic and international legislative and regulatory initiatives may adversely affect our customers’ ability to collect and/or use demographic and personal information from their customers, which could reduce demand for our service.

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. If the gathering of personal information were to be curtailed in this manner, certain of our services and products would be less effective, which may reduce demand for them. If this occurs, our revenue may be substantially reduced.

(27) Evolving regulation of the Internet may either reduce our revenue or increase our expenses.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our services and restricting our ability to store, process and share data with our customers. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could either reduce our revenue or increase our expenses.

(28) Our ability to protect our intellectual property is limited. We have been sued for patent infringement and our products may be subject to other infringement claims by third parties.

We do not own any issued patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. During 2004 and 2006, we were sued for patent infringement (the 2004 suit was ultimately settled). See “Description of Business - Intellectual Property Rights” for a description of the patent infringement litigation settlement. From time to time, we have been contacted by companies seeking to license their patents to us. To date, however, except as disclosed above, we have not become a party to any such infringement legal action or paid any license fees to persons who have alleged possible infringement by our products. There can be no assurance, however, that future infringement claims will not result in litigation or settlements that result in us acquiring licenses from third parties. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing our business plan. In addition, our agreements often require us to indemnify our partners and customers for third-party intellectual property infringement claims, which would increase the cost of an adverse ruling in such a claim.

VI. Risks Related to Our Securities

(29) On February 9, 2006, we issued a substantial number of shares of common stock and warrants in the merger, all of which were registered. The warrants are freely saleable immediately, but see Risk Factor Number 31 for discussion of the status of the registration statement that registers the issuance of warrant shares. These additional shares and warrants issued may cause a decline in the market price of our common stock and warrants.

In the merger, with CEA, that occurred on February 9, 2006 we issued 7,446,360 shares of common stock and warrants to purchase 4,250,000 shares of common stock to the pre-merger shareholders of etrials. These shares and warrants were registered for resale. A lock-up agreement, which was executed by persons who were issued in the aggregate approximately 4.9 million shares of common stock in the merger provided that they may not sell or otherwise transfer any of the shares of common stock which they receive in the merger (but not any shares issued on exercise of our warrants issued in the merger) until February 19, 2007, subject to certain releases before then. As a result, the numbers of shares available for sale increased immediately upon consummation of the merger and increased again as shares under the lock-up agreement released. Increases in the number of freely tradable shares may adversely impact the market price of our stock.

(30) Our outstanding warrants and options may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might substantially decrease the market price of the common stock.

We have outstanding redeemable warrants to purchase an aggregate of 12,350,000 shares of common stock. There are also outstanding stock options to purchase approximately 2.8 million shares of our common stock. To the extent they are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our stockholders. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares.

(31)  The registration statements that registered the sale of shares of Common Stock issuable upon exercise of our warrants are no longer compliant with Securities and Exchange Commission rules and regulations related to the date of financial statements and other information in registration statements and we will not be able to issue shares of our Common Stock upon exercise of warrants pursuant to the registration statements until we update them by post-effective amendment. If a post-effective amendment to these registration statements does not become effective before the expiration date of the warrants, or if such a post-effective amendment does not remain effective through the expiration date of our warrants, or if the Common Stock is not qualified or exempt from qualification in the jurisdictions in which warrant holders reside, the warrants may be deprived of any value and the market for the warrants may be limited.

We currently have outstanding 12,350,000 warrants. Each warrant is for one share of our Common Stock at an exercise price of $5.00 per share. None of our warrants have been exercised. The warrants expire on February 12, 2008, unless redeemed before that time. The Warrants are redeemable at the option of the Company at a price of $.01 per Warrant upon 30 days notice by the Company after the Warrants become exercisable, only in the event that the last sale price of the common stock of the Company is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given. In addition, 700,000 Warrants underlying an underwriters’ purchase option are subject to the same terms and conditions as the outstanding Warrants of the Company described above, except that the exercise price is $6.40 per share.

The registration statements that registered the sale of shares of Common Stock issuable upon exercise of our warrants are no longer compliant with Securities and Exchange Commission rules and regulations related to the date of financial statements and other information in registration statements. Until we file a post-effective amendment updating financial and other information about our business, and satisfy any comments the staff of the Commission may have and the post-effective amendment becomes effective, we will not be able to issue shares of our Common Stock pursuant to the registration statement should any holder of warrants seek to exercise any warrants. If a post-effective amendment does not become effective before the expiration date of the warrants, or if such a post-effective amendment does not remain effective through the expiration date of our warrants, or if the Common Stock is not qualified or exempt from qualification in the jurisdictions in which warrant holders reside, the warrants may be deprived of any value and the market for the warrants may be limited. Failure to maintain current registration statements may also adversely affect the market price of warrants.

At March 23, 2007, the market price of our Common Stock was $4.41 per share, which is lower than the $5.00 exercise price of our warrants. Until the market price of our Common Stock equals or exceeds the exercise price of our warrants, persons who desire to acquire our Common Stock will generally be able to purchase shares of Common stock in the public markets at a lower price than they would obtain by exercising warrants. We intend to begin the process of amending our registration statement to include updated financial statements and other information about our business after completing the filing of this 10-KSB. SEC review of the amendment may delay the amendment becoming effectiveness for several months and timing of effectiveness is outside our control.

(32) Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

In connection with the merger, the stockholders who own approximately 48% of our voting stock executed a voting agreement in which they agreed to vote for each others designees to our board of directors through director elections in 2007. Accordingly, they will be able to control the election of directors and, therefore our policies and direction during the term of the voting agreement. This concentration of ownership and voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our securities or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

(33) Our securities began being quoted for trading on the NASDAQ Global Market in February 2006, but there is no assurance we will continue to meet NASDAQ listing requirements.

Our securities began trading on NASDAQ’s Global Market on February 10, 2006 (“NASDAQ”) which has qualitative and quantitative listing criteria that we believe we currently meet. These criteria include operating results, net assets, corporate governance, minimum trading price and minimums for public float, which is the amount of stock not held by affiliates of the issuer.

To remain eligible to have our securities quoted on NASDAQ, we must file reports with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and we must remain current in our periodical reporting obligations. If for any reason, our securities are not eligible for continued quotation on the NASDAQ, purchasers of our securities may have difficulty selling their securities should they desire to do so.

FORWARD-LOOKING STATEMENTS

We believe that some of the information in this document constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in this Report, particularly in “Risk Factors.” You can identify these statements by forward-looking words such as “may,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they:

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

Item 2. DESCRIPTION OF PROPERTY

Our corporate headquarters is located at 4000 Aerial Center Executive Park, Morrisville, North Carolina, and consists of a single building with approximately 25,000 square feet. The lease for these premises terminates on March 31, 2013. See Note 9 of Notes to Financial Statements of etrials for information about lease payments.

We are the assignee of a lease for approximately 10,950 square feet of property located at 735 Guilat Avenue Sittingbourne Research Centre Sittingbourne Kent, England. This lease terminates in 2011.

Item 3. LEGAL PROCEEDINGS

On July 17, 2006, Datasci LLC filed a patent infringement lawsuit against etrials Worldwide, Inc. The lawsuit asserts that etrials’ has infringed US Patent No. 6,496,827 owned by Datasci. The plaintiff alleging infringement has not specified damages so management is unable to estimate a potential range of loss, if any. Management intends to vigorously contest the action. No assurance can be given as to the outcome of this litigation.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On February 10, 2006, our units, common stock and warrants began to be traded on the NASDAQ Global Market under the symbols ETWCU, ETWC and ETWCW, respectively. Prior to February 10, 2006, the units, common stock and warrants of CEA traded on the Over-the-Counter Bulletin Board under the symbols CEACU, CEAC and CEACW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on February 13, 2004 and since the common stock and warrants commenced public trading on February 26, 2004. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2006:
Fourth Quarter	5.10	4.13	4.10	3.08	0.70	0.48
Third Quarter	6.21	4.40	4.93	2.75	0.85	0.49
Second Quarter	8.00	5.86	5.54	4.17	1.40	0.62
First Quarter (Feb. 10 - Mar. 31 )	9.20	7.85	6.15	5.40	1.52	1.08
First Quarter (prior to Feb. 10)	9.07	7.50	6.17	5.41	1.60	0.94

2005:
Fourth Quarter	7.65	6.65	5.57	5.20	1.09	0.70
Third Quarter	8.80	6.50	5.95	5.30	1.55	0.58
Second Quarter	8.35	7.00	5.95	5.26	1.15	0.82
First Quarter	7.90	7.20	5.50	5.25	1.22	0.90

As of March 23, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $28,335,387 million.

As of March 9, 2007, there were 12,303,016 shares of Common Stock, $0.0001 par value per share outstanding. That number includes 1,566,250 “Trigger Shares” which are subject to the risk of cancellation. See Item 11. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters - Escrow of Shares” for a description of the conditions under which Trigger Shares will be cancelled.

See Risk Factor Number 31 and Note 10 of Notes to Financial Statements for information about our warrants and the status of our registration statement covering the issuance of shares of Common Stock upon exercise of outstanding warrants.

Holders

As of March 27, 2007 there were 230 holders of record of shares of our Common Stock, 136 holders of record of our common stock purchase warrants and 1 holder of record of our units (one unit consists of one share of Common Stock, plus two Common Stock purchase warrants.)

Dividends

We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon, among other things, revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations, including potential acquisitions and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Additionally, under the terms of our line of credit agreement, which expires on May 31, 2007, we are not permitted to pay dividends.

Securities Repurchases

On September 27, 2006, our Board of Directors authorized the repurchase of up to $1,000,000 of Common Stock on the open market, in block trades and in privately negotiated transactions depending on market conditions and other factors. This authorization terminates as of June 30, 2007, unless the Board acts to extend its authorization. As of December 31, 2006, we had repurchased and cancelled 123,700 common shares pursuant to this authorization.

Initial Public Offering

On February 19, 2004, CEA closed its initial public offering of 4,025,000 units, including 525,000 units issued upon exercise of the underwriters’ over-allotment option, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of CEA common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $24,150,100. The managing underwriter in the offering was Early Bird Capital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-110365). The Securities and Exchange Commission declared the registration statement effective on February 12, 2004.

CEA paid a total of $1,690,500 in underwriting discounts and commissions and approximately $1,069,500 for other costs and expenses related to the offering, including $724,500 for the underwriters’ non-accountable expense allowance of 3% of the gross proceeds. After deducting the underwriting discounts and commissions and the other offering expenses, the total net proceeds to us from the offering were approximately $21,390,100, of which $20,527,250 was deposited into a trust fund and the remaining proceeds ($862,850) are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, CEA had used $854,918 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remained on deposit in the trust fund and had earned $829,507 in interest through December 31, 2005.

In connection with CEA’s initial public offering in February 2004, CEA issued to representatives of its underwriter options to purchase 350,000 units at an exercise price of $9.90 per unit. Each unit consists of one share of common stock and two warrants to purchase one common share each at an exercise price of $6.40 per share. The unit purchase options expire on February 11, 2009.

 Merger and Accounting Treatment

On August 22, 2005, CEA entered into an Agreement and Plan of Merger, as amended (“Merger Agreement”), with etrials Worldwide, Inc., a Delaware corporation and certain stockholders of etrials. On February 9, 2006, the shareholders of CEA voted to approve the Merger Agreement. On February 9, 2006 etrials Acquisition, Inc. a Delaware corporation and wholly owned subsidiary of CEA, consummated a merger with etrials Worldwide, Inc., a Delaware corporation, in which etrials became CEA’s wholly owned subsidiary. CEA formerly changed its name to etrials Worldwide, Inc.

The shares of common stock held by etrials stockholders were converted into a total of 7,446,360 shares of CEA’s common stock, or approximately 60.3% of the subsequently outstanding common stock of the combined company. None of the shares of CEA common stock issued in the merger were tradable on the public market until August 2006, after which shares became tradable in installments, subject to indemnification and other conditions more fully described in CEA’s registration statement on Form S-4. If the market price of our common stock is not at least $7.00 (as described more fully in the CEA Form S-4 registration statement) by February 19, 2008, 1,400,000 of the shares issued to the etrials stockholders and 166,250 shares owned by the pre-merger management of CEA will be cancelled. In connection with the merger, etrials’ stockholders also received warrants to purchase an additional 4,300,000 shares of CEA common stock with an exercise price of $5.00 per share. The warrants issued in the merger are immediately tradable.

Upon consummation of the merger, approximately $21.4 million was released from trust to be used by the combined company. After payments totaling approximately $900,000 for professional fees and other costs related to the merger, the net proceeds amounted to $20.5 million. In connection with the merger, the Company incurred $793,056 of acquisition costs as of December 31, 2005, which are recorded within deferred acquisition costs in the accompanying consolidated balance sheet as of December 31, 2006. The total direct and incremental costs incurred by the Company in connection with the merger are reflected as a reduction to the proceeds and thus as a reduction to additional paid-in capital as of the effective date of the merger.

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

Stock Option Plan

The Company’s 2005 Equity Performance Plan (the “Plan”) was approved by the shareholders of the Company on February 9, 2006. The purpose of the Plan is to provide incentives to eligible employees, officers, directors and consultants in the form of non-qualified stock options and, as permissible, incentive stock options. On February 9, 2006, the Company had a total of 2,100,000 shares of common stock reserved for issuance under the Plan. On June 13, 2006, the shareholders voted to increase the number of shares issuable under the Plan to 3,200,000 shares. Of this amount, 367,943 shares were available for future stock option grant as of December 31, 2006.   See Item 10 "Executive Compensation"  for additional information about stock options.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited condensed consolidated financial statements and related notes that appear elsewhere in this Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report.

Overview

We offer a broad range of Web-based electronic data capture, handheld device, and interactive voice recognition software and services uniquely designed to speed and improve the process of collecting data in clinical trials performed for drug development. Our primary focus is on the costly and time-consuming clinical trial phase of drug development. We provide pharmaceutical and biotechnology companies with integrated software technology and services designed to significantly reduce the time spent collecting clinical trials data, managing clinical trials performance, and which provides an automated and easy-to-use mechanism to collect data directly from clinical investigators and patients. We believe that our automated data collection software enables our customers to reduce overall clinical trial research costs, enhance existing data quality and time to close a study database.

Our operations are subject to certain risks and uncertainties, including among others, rapid technological change, increased competition from existing competitors and new entrants, lack of operating history, and dependence upon key members of the management team. The operating results are also affected by general economic conditions affecting the pharmaceutical and biotechnology industry.

Industry analysts and commentators have estimated that the growth in the use of eClinical technologies will continue to accelerate. We will have to continue to expand our customer base and technologies in order to maintain and grow our market share. Since 2002 the number of active eClinical trials being performed by us has grown from 24 to 100 because of the increased adoption of eClinical technologies by the pharmaceutical and biotechnology industries.

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

Services provided for all three stages are generally on a fixed fee basis as per the budget assumptions specified in the contract. If budget assumptions change, etrials and the client generally agree to a change in scope amendment to the contract. Revenues from services including, software subscriptions and usage fees, and hosting fees, are recognized utilizing the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours for each contract. This method is used because management considers total labor hours incurred to be the best available measure of progress on these contracts. The company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues. No such losses have been incurred as of December 31, 2006.

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

Our contracts with customers allow us to maintain a contract backlog that provides multi-year visibility in revenue. We record contract backlog based upon written confirmation received from our clients that a contract is awarded to etrials. The amount of contract backlog is the total amount of the contract budget agreed upon by the client and us less revenue previously recognized by us on each contract. As our backlog grows in the future, we believe that the predictability of our future revenues will increase; although delays in conducting clinical trials and the ability of customers to cancel our contracts means that our backlog is not a guarantee as to they amount or timing of future revenue.

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

Costs of Revenues - Costs of revenues consists primarily of compensation and related fringe benefits (including stock-based compensation expenses) for project-related personnel, department management and all other dedicated project related costs and indirect costs including facilities, information systems, hosting facility fees, server depreciation, amortization of capitalized internal software development costs, software license and royalty costs and other costs. Costs can fluctuate and impact our expenses based upon employee utilization levels associated with specific projects.

Sales and Marketing - Sales and marketing expenses consist primarily of employee-related expenses (including stock-based compensation expenses), including travel, marketing programs (which include product marketing expenses such as trade shows, workshops and seminars, corporate communications, other brand building and advertising), allocated overhead and commissions. We expect that sales and marketing expenses will increase as we expand and further penetrate our customer base, expand our domestic and international selling and marketing activities associated with existing and new product and service offerings, build brand awareness and sponsor additional marketing events.

Research and Development - Research and development expenses consist primarily of employee-related expenses (including stock-based compensation expenses), allocated overhead and outside contractors. We have historically focused our research and development efforts on increasing the functionality, performance and integration of our software products. We expect that in the future, research and development expenses will increase as we introduce additional integrated software solutions to our product suite. We capitalize certain internal software development costs for new software products and releases, which are incurred during the application development stage and amortize them over the software’s estimated useful life of one to three years. The amortization of such capitalized costs is included in costs of revenues.

General and Administrative - General and administrative expenses consist primarily of employee-related expenses (including stock-based compensation expenses), professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will increase as we add personnel and incur additional costs related to being a publicly held company, such as board fees, directors and officers insurance, investor relations, public reporting, higher accounting and auditing costs and finally consultants to assist us to prepare for compliance with Sarbanes Oxley. We also expect to incur significant legal costs to defend the patent related lawsuit recently commenced against us, which will adversely impact general and administrative expenses in future periods.

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

The financial statements of the Company’s foreign subsidiary in the United Kingdom are translated in accordance with SFAS No. 52, Foreign Currency Translation. Prior to April 1, 2006 assets and liabilities denominated in foreign currencies were translated into U.S. dollars at current exchange rates. Operating results were translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from the translation of assets and liabilities are included as a component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit). Effective April 1, 2006 re-measurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. These estimates include, among others, our policies related to the proportional performance methodology of revenue recognition of contracts and assessing our goodwill for impairment annually. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results will differ and may differ materially from the estimates if past experience or other assumptions do not turn out to be substantially accurate.

Our significant accounting policies are presented within Note 2 to our consolidated financial statements included in this Annual Report, and the following summaries should be read in conjunction with the consolidated financial statements and the related notes included in this Annual Report. While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Our management believes the policies that fall within this category are the policies on revenue recognition, accounting for stock-based compensation, goodwill and income taxes.

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

We offer our eClinical software products through an application service provider model. The revenues generated from services, software subscriptions and usage fees, hosting fees and other fees, occur in three stages for each clinical trial. The first stage (development and deployment) includes trial and application setup, including design of electronic case report forms and edit checks, investigator site training, implementation of the system and server configuration. The second stage (study conduct) consists of project management services, application hosting and related professional and support services. The third stage (close out) consists of services required to close out, or lock, the database for the clinical trial and deliver final data sets to the client.

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

The Company generally does not require collateral as a substantial amount of the revenues are generated from recurring customers. Management performs periodic reviews of the aging of customer accounts receivable balances, the current economic environment and its industry experience and establishes an allowance on accounts receivable based on these reviews.

The following summarizes the components of our revenues:

	Year Ended December 31
	2006	2005
Services	$10,975,720	$9,845,914
Software subscriptions and usage fees	3,083,833	2,297,074
Hosting fees	1,468,837	1,044,097
Net service revenues	15,528,390	13,187,085
Reimbursable out-of-pocket revenues	3,651,660	436,203
Total	$19,180,050	$13,623,288

We account for pass-through expenses in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14). EITF No. 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the statement of operations.

In connection with a software application-hosting agreement entered into on April 1, 2005, we issued to a customer 220,840 shares of etrials’ common stock with an estimated fair value of $1.26 million. Of the 220,840 shares issued, 98,151 were issued immediately and the remaining 122,689 shares of common stock were placed in escrow. In the event the customer terminated certain agreements during a three year period, all or part of the shares held in escrow would be forfeited. EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), requires that the value of the common stock be treated as a reduction in revenue. The fair value of the 98,151 shares of non-forfeitable common stock was recorded to common stock and additional paid-in capital and to prepaid software application-hosting discount, a contra-equity account. The prepaid software application-hosting discount was originally reduced on a straight-line basis over the three year term of the agreement, offsetting revenue generated under the agreement. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Non-employee, the fair value of the 122,689 shares of forfeitable common stock held in escrow were treated as un-issued for accounting purposes until the future services are provided and the shares are vested. Accordingly, the fair value of the 220,840 shares of common stock were originally recorded to additional paid-in capital as the reduction to revenue was recorded on a straight-line basis over the three year term of the agreement. In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the fair value of the common stock was re-measured at each interim reporting date during the three-year performance period with changes in fair value reflected as a cumulative adjustment.

Effective February 8, 2006, etrials amended the software application-hosting agreement previously entered into with the customer. Under the terms of the amendment etrials released from escrow 40,897 shares and terminated 81,792 shares of common stock, which were previously held in escrow, resulting in a total of 139,048 shares issued to this customer. As a result of this amendment, there are no longer any shares held in escrow and the shares issued are no longer subject to forfeiture should the customer terminate certain agreements. During the year ended December 31, 2005, we recorded $595,000 discount to revenue in the accompanying consolidated statement of operations in conjunction with this amended software-application hosting agreement. In conjunction with this amended software-application hosting agreement, the Company recorded a reduction to revenues of $334,339 during the three months ended March 31, 2006, which reflects the fair value of the total shares of common stock issued to the customer as of February 8, 2006 less the discounts previously recorded.

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

Since the Company used the minimum-value method as a non-public company to estimate the fair value of stock awards under SFAS 123 for pro forma footnote disclosure purposes, the Company was required to adopt SFAS 123R using the “prospective-transition” method upon the effective date. Under the prospective method, nonpublic entities that previously applied SFAS 123 using the minimum-value method whether for financial statement recognition or pro forma disclosure purposes will continue to account for non-vested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as they had been accounted for prior to adoption (APB 25 intrinsic value method for the Company). All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of SFAS 123R. The Company has continued to recognize compensation expense for awards issued prior to the adoption of SFAS 123R in accordance with the provisions of APB 25. Awards granted to employees subsequent to January 1, 2006 were accounted for in accordance with SFAS 123R. The Company recognized non-cash stock-based compensation expense of $809,490 for the year ended December 31, 2006.

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value. We have elected to perform our annual impairment test in November of each calendar year. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of performing the goodwill impairment test, we concluded there is one reporting unit. During November 2006, we completed the required annual test, which indicated there was no impairment.

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on historical results, we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets as of December 31, 2006.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net service revenues increased 17.8% to $15.5 million for the year ended December 31, 2006, as compared to $13.2 million for the year ended December 31, 2005. The increase in revenues is primarily the result of the timing and size of new clinical projects and deployments in process during the period.

Reimbursable out-of-pocket revenues and corresponding expenses increased to $3.7 million from $436,203 for the year ended December 31, 2006 and 2005, respectively. This increase is primarily the result of diary hardware costs related to new electronic patient diary trials commenced in the year ended December 31, 2006.

Costs of revenues increased 14.0% to $6.7 million from $5.9 million for the year ended December 31, 2006 and 2005, respectively. This increase was primarily the result of operations personnel increasing to 70 from 55 as of December 31, 2006 and 2005, respectively. As a percentage of net service revenues, costs of revenues decreased to 43.5% from 44.9% for the year ended December 31, 2006 and 2005, respectively.

Sales and marketing costs increased 7.3% to $3.4 million from $3.1 million for the year ended December 31, 2006 and 2005, respectively. This increase was primarily the result of building and operating an international sales team in the United Kingdom. As a percentage of net service revenues, sales and marketing costs decreased to 21.8% from 23.9% for the year ended December 31, 2006 and 2005, respectively.

General and administrative costs increased by 48.6% to $4.9 million from $3.3 million for the year ended December 31, 2006 and 2005, respectively. This increase was primarily the result of $729,052 of non-cash stock-based compensation expense recorded in accordance with SFAS 123R and costs associated with being a public company (such as director and officer insurance, board fees, public reporting costs, investor relations, and higher legal, accounting and auditing fees). As a percentage of net service revenues, general and administrative expenses increased to 31.3% from 24.8% for year ended December 31, 2006 and 2005, respectively. If we are successful in pursuing our acquisition goals we expect legal and other general and administrative expenses will increase in future periods. We expect that legal costs of intellectual property litigation will be a substantial general and administrative cost in future periods until the Datasci matter is concluded. See Item 3, Legal Preceedings.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life of three years. These costs were $88,414 and $559,488 for the year ended December 31, 2006 and 2005, respectively. These costs declined since certain intangible assets were fully amortized in early 2006.

Research and development costs increased by 16.9% to $1.8 million from $1.6 million for the year ended December 31, 2006 and 2005, respectively. This increase was primarily the result of research and development personnel increasing to 18 from 14 as of December 31, 2006 and 2005, respectively. As a percentage of net service revenues, research and development expenses decreased to 11.8% from 11.9% for the year ended December 31, 2006 and 2005, respectively.

Other income for the year ended December 31, 2006 was $787,667 as compared with other expense of $48,422 for the year ended December 31, 2005. The change is primarily the result of interest income earned on the cash received in the CEA merger.

We experienced a net loss of $640,734 compared with a net loss of $1.3 million for the year ended December 31, 2006 and 2005, respectively. The lower net loss for the year ended December 31, 2006 was impacted primarily by increased revenues and interest income partially offset by non-cash stock-based compensation expense of $809,490 and costs associated with being a public company.

Net loss attributable to common stockholders was $1.8 million for the year ended December 31, 2006 as compared with net loss attributable to common stockholders of $2.5 million for the year ended December 31, 2005. The costs associated with dividends and accretion of preferred stock was approximately $1.1 million (including a $1.03 million induced conversion of common stock warrants) and $1.2 million for the year ended December 31, 2006 and 2005, respectively. The dividends and accretion of preferred stock will not occur in the future since our preferred stock was converted to common stock in connection with our merger on February 9, 2006 with CEA.

Liquidity and Capital Resources

Our principal sources of cash have been from revenues from software application-hosting and related services as well as from proceeds from the issuance of various debt instruments and the sale of equity securities.

At December 31, 2006 we had cash, cash equivalents and short-term investments of $20.0 million. Our cash, cash equivalents and short-term investments increased by $18.3 million during the year ended December 31, 2006 primarily due to the net cash received of approximately $19.6 million in the merger with CEA in February 2006 offset by cash used in operating, investing and financing activities, including the repurchase of 123,700 shares for $469,000 and fixed assets of capitalized internal software development costs of $432,636 during the year ended December 31, 2006.

In the year ended December 31, 2006 operating activities used $302,325 and in the year ended December 31, 2005 provided approximately $1.3 million of net cash, respectively. The decrease in net cash provided from operating activities was primarily due to an increase in accounts receivable from new projects and reimbursable costs associated with new global diary projects.

In the year ended December 31, 2006 and 2005, we used $9.3 million and $871,221 of net cash in investing activities, respectively. The increase is primarily attributable to purchases of investments, net of maturities, of $8.1 million. The Company has capitalized $432,636 and $158,328 of internal software development costs during the year ended December 31, 2006 and 2005, respectively.

In the year ended December 31, 2006, $19.7 million of net cash was provided by financing activities, as compared to $477,961 of net cash used in the year ended December 31, 2005. The increase was primarily the result of the net cash received in connection with the CEA merger offset by approximately $469,000 spent to repurchase 123,700 common shares during the year ended December 31, 2006. The common shares were repurchased pursuant to its previously announced Board of Directors authorization dated September 27, 2006 to repurchase up to $1 million of the Company’s common stock.

We intend to continue to fund the enhancement and expansion of the etrials eClinical software technologies through both internal development and acquiring additional complementary technologies in the future. In connection with potential acquisitions, to ensure successful integration of acquired businesses, we will be evaluating our financial systems and controls, our management and our compensation structures and other aspects of our business. We believe our existing cash, cash equivalents, short-term investments, and cash provided by operating activities and our debt facilities will be sufficient to meet our working capital and capital expenditure needs over the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new services and enhancements to existing services, and the continuing market acceptance of our services. To the extent that existing cash and securities and cash from operations, are insufficient to fund our future activities, including potential acquisitions of complementary eClinical technology companies, we may need to raise additional funds through public or private equity, debt financing, or by reducing the exercise price of our outstanding common stock warrants to induce warrant holders to exercise their warrants. Additional funds may not be available on terms favorable to us or at all.

Our contract backlog was $17.7 million at December 31, 2006 as compared to $28.5 million at December 31, 2005, representing a decrease of approximately 38.0%. This decrease is primarily the result of an increase in the amount of contract backlog cancellations experienced in 2006 as compared to 2005 of approximately $10.7 million. Contract cancellations are a normal part of the clinical research services industry and occur for a variety of reasons outside the control of the company, some examples of reasons contracts can be cancelled are noted below:

•	The FDA can request changes in a clinical trial program - for example, additional Phase II trials may be requested before Phase III trials may begin;
•	Mergers and acquisitions - client companies can be acquired and the resulting review of clinical programs can result in project cancellations due to similar compounds in development by each company;
•	Short project start timelines can result in client decisions to utilize paper instead of eClinical technologies which require longer start times;
•	Adverse and serious adverse reactions to the study drug;
•	Poor results or lack of statistically significant performance of drug in active trials based upon interim analysis;
•	Adjustments of future subscription license commitments based upon actual usage during prior contract year.

Contractual Obligations

We do not have any special purpose entities or any other off balance sheet financing arrangements. We have operating leases for office space and office equipment and a capital lease for the purchase of third party software, which are described below.

We generally do not enter into binding purchase commitments. Our principal commitments are primarily for leases for office space and equipment and a capital lease for the purchase of third party software. At December 31, 2006, the future minimum payments under these commitments were as follows:

Period Ending December 31	Capital Leases	Operating Leases
2007	$83,204	$592,451
2008	31,676	583,739
2009	23,376	591,722
2010	—	578,809
2011	—	415,232
2012 and thereafter	—	490,898
Total required lease payments	138,256	$3,252,851

Less interest included	(16,614)
Total minimum payments	121,642
Current portion of capital lease	(74,796)
Long-term portion of capital lease	$46,846

As of February 1, 2005 and as amended on May 31, 2006, we entered into a revolving account receivable line of credit with RBC Centura Bank under which we can borrow up to $2,000,000. In addition we also have two capital equipment lines with the same bank under which we can borrow up to $300,000 and $500,000 respectively. Interest accrues and is paid monthly at the prime rate of interest plus 0.25% for the accounts receivable revolving line of credit and at the prime rate plus 1.0% and 0.75% for the fixed asset lines of credit. Borrowings under the equipment line of credit are payable in monthly principle and interest payments over a 30 month and 35 month period, respectively. The revolving line of credit expires on May 31, 2007 at which time all advances will be immediately due and payable unless the line is renewed. As of December 31, 2006, we had $526,000 outstanding under the accounts receivable line of credit and $140,000 outstanding under the capital equipment lines.

Working capital borrowings are secured primarily by our accounts receivable and other assets while capital equipment borrowings are secured by the fixed assets that were acquired. Under the terms of these credit lines, we are required to comply with certain financial covenants. To the extent we are unable to satisfy those covenants in the future, we will need to obtain waivers to avoid being in default of the terms of these credit lines. If an un-waived default occurs, the bank may require that we repay all amounts then outstanding. We expect that we will have sufficient resources to fund any amounts which may become due under these credit lines as a result of a default by us or otherwise. However, any amounts which we may be required to repay prior to a scheduled repayment date would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.

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

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk - Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling. During the years ended December 31, 2006 and 2005 expenses associated with our UK subsidiary were denominated in the British pound sterling. This creates a foreign currency exchange risk for us.

Our UK subsidiary has inter-company accounts that eliminate upon consolidation; such accounts expose us to foreign currency rate movements. Prior to April 1, 2006, exchange rate fluctuations on short-term intercompany accounts are recorded in our consolidated statements of operations under “other income (expense)”, while exchange rate fluctuations on long-term permanent, inter-company accounts are recorded in our consolidated balance sheets under “accumulated other comprehensive income (loss)” in stockholders’ deficit. Beginning April 1, 2006, all exchange rate fluctuations are recorded in our consolidated statements of operations under “other income (expense).” We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various internal controls. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations.

Interest Rate Sensitivity - We currently invest cash and cash equivalents, and short-term investments primarily in bank short-term investment accounts (money market funds), U.S. agency notes, auction rate securities and corporate bonds. Amounts at times may exceed federally insured limits. We maintain this cash at high credit quality financial institutions and invest in quality investments rated at least A2 by Moody’s Investors Service or A by Standards & Poors and as a result believe that our risk is limited. We had unrestricted cash, cash equivalents and short-term investments totaling approximately $20.0 million at December 31, 2006. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

We have a working capital line of credit and a bank equipment loan which bear interest based upon the prime rate plus 0.25% and 1.0%, respectively. At December 31, 2006 the prime rate was 8.25%, and there was $526,000 and $140,000 outstanding under our working capital line of credit and bank equipment loan, respectively. If the prime rate fluctuated by 10%, and based on amounts outstanding as of December 31, 2006, interest expense would have fluctuated by approximately $6,000.

Item 7. FINANCIAL STATEMENTS

(a)	The following documents are filed as part of this report and are included in this report immediately following the signature pages of this report:

(1)
Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005

Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A. CONTROL AND PROCEDURES

An evaluation of the effectiveness of both our disclosure controls and procedures and of our internal control over financial reporting as of December 31, 2006 was made under the supervision and with the participation of management, including our chief executive officer, chief financial officer and chief accounting officer. The evaluations of our disclosure controls and procedures and our internal control over financial reporting include a review of the objectives, design and operation of the controls and the effect of the controls on the information generated for use in this Annual Report.

Based on that evaluation, we concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During our review of the quarter and year ended December 31, 2006, our management has identified a weakness in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. The weakness relates to our internal controls of the financial statement close process, especially in the area of appropriate accounting management review of certain critical accounts and the recognition of transactions in the proper accounting periods.

During 2007, we plan to undertake activities to improve the internal control environment, particularly as it relates to the closing process. We have implemented financial statement close process checklists that include closing procedures and accounting management review of those procedures. We are developing Company-wide policies and procedures intended to reasonably assure consistent and appropriate assessment and application of generally accepted accounting principles. We are recruiting additional experienced accounting personnel which will increase our staff. Our management is working closely with the audit committee to monitor our ongoing efforts to improve our internal control over financial reporting.

Our management does not expect that our disclosure controls and procedures and our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 8B. OTHER INFORMATION

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The seven members of our Board of Directors are as follows:

The following members of the Board of Directors’ terms end when their successors are elected at the 2007 Annual Meeting of Shareholders.

Name, Age, and Service on Board	Information about Director
Peter Coker 64 Years Old Director Since February 2006
Peter Coker has been a board member since February 2006; he served as a member the board of directors of our subsidiary, etrials, Inc., from January 2003 until February 2006. Mr. Coker has been managing director of Tryon Capital Ventures since January 2004. Previously, Mr. Coker served as managing director of Tryon Capital Holdings from January 2000 to December 2003. Mr. Coker has served on the Board of Directors of the North Carolina State University Investment Fund since June 1998. Mr. Coker received his BS and Masters degree in Economics from N.C. State University.

Donald Russell 54 Years Old Director Since November 2003
Donald Russell has been one of our directors since November 2003; he served as our vice chairman from October 2003 until he resigned from that position in February 2006. Mr. Russell is also a board member of Aerosonic Corporation (AIM), an American Stock Exchange company. Mr. Russell has been the chairman of the Investment Committee for CEA Capital Partners USA, L.P., a $150 million private equity fund, since its inception in February 1997. He also has been a member of the Investment Committee of Seaport Capital Partners II, L.P., a $250 million private equity fund, since its inception in February 2000. Both of these funds are focused on the entertainment, media, telecommunications and information services industries. From July 1987 to June 1994, he was president of Communications Equity Associates’ New York affiliate, CEA, Inc., and was responsible for overseeing CEA’s mergers, acquisitions and corporate financing businesses in the cable television and broadcasting segments. Mr. Russell received a B.A. in economics from Colgate University. He was also elected to the Society of International Business Fellows in 2000.

The following members of the Board of Directors’ terms end when their successors are elected at the 2008 Annual Meeting of Shareholders.

Name, Age, and Service On Board	Information about Director
John Cline 49 Years Old Director Since February 2006
John K. Cline has been president, chief executive officer and a member of our board of directors since February 2006. Mr. Cline has been president, chief executive officer and a member of the Board of Directors of our subsidiary, etrials, Inc., since March 2000. Mr. Cline was the Vice President of Sales and Marketing of MiniDoc AB, a publicly held Swedish corporation, from September 1997 until December 1999, when he founded and became the president, chief executive officer and a member of the Board of Directors of Expidata, Inc., which was acquired by etrials in March 2000. Mr. Cline received his BA degree from the University of Georgia.

Robert Brill 60 Years Old Director Since February 2006
Robert Brill has been a board member since February 2006; he served as a member the board of directors of our subsidiary, etrials, Inc., from December 2003 until February 2006. Dr. Brill has been founding managing partner of Newlight Associates since June 1997, and was a general partner of PolyVentures, whose principal investment focus was on early stage investments in technology companies, from August 1988 until December 2002. Dr. Brill was also a founding member of the Technical Advisory Board of the Semiconductor Research Corporation. Dr. Brill holds a Ph.D. in Physics from Brown University and a BA and BS in Engineering Physics from Lehigh University, both with honors. Dr. Brill also holds multiple patents and invention disclosures.

Harold Ewen 74 Years Old Director Since February 2006
Harold D. Ewen has been a board member since February 2006. Prior to that, he was our special advisor from November 2003 until February 2006. Since December 2002, Mr. Ewen has been the head of the private equity group of Communications Equity Associates. Mr. Ewen was president of Communications Equity Associates from July 1982 until December 1991 and was its vice chairman from December 1991 until December 2002. Mr. Ewen helped found Communications Equity Associates’ private equity activity in 1992. He currently sits on the board of directors and Investment Committees of the Communications Equity Associates funds in the United States, Central Europe, Western Europe, Asia, Australia and Latin America. Mr. Ewen received a B.S. in business from Butler University and a J.D. (cum laude) from the Indiana University School of Law.

The following members of the Board of Directors’ terms end when their successors are elected at the 2009 Annual Meeting of Shareholders.

Name, Age, and Service On Board	Information about Nominee
Hans Lindroth 48 Years Old Director Since February 2006 Chairman of the Board of Directors
Hans Lindroth has been a board member since February 2006; he served as a member the board of directors of our subsidiary, etrials, Inc., from January 2003 until February 2006. Mr. Lindroth became the Chairman of the Board of Directors in February, 2006. Since April 1998, Mr. Lindroth has served as chief executive officer of Lingfield AB, an organization that manages a group of investment vehicles whose beneficial owner is the Peder Sager Wallenberg Charitable Trust. Mr. Lindroth received his undergraduate education from the Bonnier Executive Program in management, finance and computer science. Mr. Lindroth holds a political science Master of Arts from the University of Stockholm.

Peter Collins 38 Years Old Director Since January 2005
Peter Collins has been a member of our board of directors since January 2005. Mr. Collins is Managing Principal of Atlantic American Partners, LLC, a diversified merchant banking, private equity and real estate investment business headquartered in Tampa, FL. Additionally, Mr. Collins has is the co-founder and President of Community Reinvestment Partners, LP (CRP), a private real estate investment partnership focused on acquiring and developing income-producing commercial real estate in low to moderate-income communities. From December 1997 to May 2002, Mr. Collins was a Partner at Rock Creek Capital, a private equity firm. From June 1994 to December 1997, Mr. Collins served as a Manager with the Florida State Board of Administration (Florida’s Public Pension Fund and was also the chief of staff for four years for state senator Charles Williams. Mr. Collins currently serves as a director of two public companies and a director/advisor to several private companies and venture capital firms. Mr. Collins received both an undergraduate degree in Finance and a MBA in Finance from Florida State University.

John Cline, whose experience is listed above, is the only executive officer who is a member of our Board of Directors. Our executive officers who are not members of our Board of Directors are as follows:

James W. Clark, Jr. (54 years old) Mr. Clark has served as chief financial officer, treasurer and secretary since January 2003, and was etrials’ vice president of finance from January 2003 until November 2005. From July 2000, he was the vice president of finance, chief financial officer, treasurer and secretary of Araccel Corporation, a subsidiary of MiniDoc AB, which merged with etrials in January 2003. From July 2000 until July 2002, Mr. Clark also served as the chief financial officer and treasurer of MiniDoc AB. Mr. Clark received his BA degree from Butler University.

Michael Harte. (44 years old) Mr. Harte has served as senior vice president of sales since January 2006. Mr. Harte served as senior vice president of strategic accounts from January 2005 until January 2006 and as vice president of global sales from January 2002 until January 2005. He joined etrials in February 2000 as its director of sales, a position in which he served until January 2002. Mr. Harte holds a BS in economics and business administration from Ursinus College and an MBA from LaSalle University.

Robert Sammis. (54 years old) Mr. Sammis has served as vice president and chief operating officer since March 2003. From September 2000 until March 2003 he served as vice president and principal at Hagy and Associates, PC. Mr. Sammis has a BA from the University of Houston and an MBA from the University of Texas.

Richard Piazza. (48 years old) Dr. Piazza has served as vice president of research and development since he joined etrials in January 2003. Prior to joining etrials, he served as vice president of strategic business development and vice president of quality assurance for Araccel Corporation from April 1999 until January 2003. Dr. Piazza holds a BS in Pharmacy from Rutgers University, a Masters in Pharmacology from Long Island University and a Doctorate in Clinical Pharmacy (PharmD) from Idaho State University.

Mark A. Jewett. (41 years old) Mr. Jewett has served as vice president of finance and chief accounting officer since November 2005. From August 2005 until November 2005, Mr. Jewett served as a consultant to various companies, including etrials. From April 2001 until August 2005, Mr. Jewett served as chief financial officer of MercuryMD, Inc., and from April 1999 until April 2001, he served as chief financial officer of Wuestec, Inc. Mr. Jewett is a Certified Public Accountant and a Certified Internal Auditor. He received his Masters degree in accounting from East Tennessee State University.

David Levin. (37 years old) Mr. Levin has served as vice president of marketing since October 2006. From January 2001 to September 2006 he served as vice president of marketing and product management at MercuryMD, Inc. Mr. Levin holds a masters degree in health planning from the University of Georgia and a bachelor degree in biomechanics from Kent State University.

Arthur D. Campbell. (46 years old) Mr. Campbell has served as director of information technology and global services since August 2006. Prior to joining etrials Mr. Campbell served as President of Echelon Systems from May 1997 until August 2006. Mr. Campbell additionally served as CTO to Martin Marietta from July 2000 until May 2003. Mr. Campbell has a BS in Computer Science from the University of New York, and Graduate ISMP from GE Crotonville.

Election of Directors; Voting Agreement

In connection with the February 2006 merger in which we acquired our etrials, Inc. subsidiary, two groups of shareholders agreed to vote for the designees of the other group of shareholders. This voting agreement continues until immediately following the 2007 election of Directors. One group of shareholders are former shareholders of our etrials subsidiary: MiniDoc, AB, Infologix (BVI) Limited, Newlight Associates II, LP, Newlight Associates II-E, LP, Newlight Associates BVI, LP, Peter and Susan Coker, Dunlap Industries, John Cline, James and Susanne Clark, Robert Sammis, Fred Nazem, E-ZAD Partnership Limited, Richard Piazza, and Michael Harte. The other group of shareholders owned shares of our stock before the merger: Donald Russell, Robert Moreyra, Harold Ewen and CEA Group, LLC. Directors Lindroth, Coker, Cline and Brill are all designees of the former shareholders of our etrials subsidiary. Directors Collins, Russell and Ewen are all designees of Messrs. Russell, Moreyra and Ewen and CEA Group, LLC.

Process to Nominate Directors

We have not made any material changes to the process by which security holders may recommend nominees to our Board of Directors since we disclosed these procedures in our proxy statement for our 2006 Annual Meeting of Shareholders.

Audit Committee

We have an Audit Committee that consists of three members of the Board of Directors that was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. Our Board of Directors has determined that Robert Brill, the Chairman of our Audit Committee, is a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-B and is “independent,” as independence for audit committee members is defined by applicable listing standards of NASDAQ.

The ultimate responsibility for good corporate governance rests with our Board, whose primary role is providing oversight, counseling and direction to etrials’ management in the best long-term interests of the Company and its stockholders. The Audit Committee has been established for the purpose of overseeing the Company’s accounting and financial reporting processes, and audits of etrials’ annual financial statements and internal control over financial reporting.

The Audit Committee is made up solely of independent directors, as defined in the applicable NASDAQ and SEC rules, and it operates under a written charter adopted by the Board, a copy of which is posted on our web site at www.etrials.com. etrials intends for the composition of the Audit Committee, and the attributes of its members and its responsibilities, as reflected in its charter, to be in accordance with applicable requirements for corporate audit committees. The Audit Committee reviews and assesses the adequacy of its charter on an annual basis.

As described more fully in its charter, the purpose of the Audit Committee is to assist the Board in its general oversight of etrials’ financial reporting, internal controls and audit functions.

Management is responsible for the preparation, presentation and integrity of etrials’ financial statements; accounting and financial reporting principles; internal controls; and procedures designed to reasonably assure compliance with accounting standards, applicable laws and regulations. The management team of the Company is responsible for objectively reviewing and evaluating the adequacy, effectiveness and quality of our system of internal controls relating, for example, to the reliability and integrity of etrials’ financial information and the safeguarding of the Company’s assets.

Ernst & Young LLP, the Company’s independent registered public accounting firm, is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with generally accepted auditing standards.

In accordance with law, the Audit Committee has ultimate authority and responsibility to select, compensate, evaluate and, when appropriate, replace etrials’ independent audit firm. The Audit Committee has the authority to engage its own outside advisors, including experts in particular areas of accounting, as it determines appropriate, apart from counsel or advisors hired by management.

Audit Committee members are not professional accountants or auditors, and their functions are not intended to duplicate or to certify the activities of management and the independent audit firm; nor can the Audit Committee certify that the independent audit firm is “independent” under applicable rules. The Audit Committee serves a board-level oversight role, in which it provides advice, counsel and direction to management and to the auditors on the basis of the information it receives; discussions with management and the auditors; and the experience of the Audit Committee’s members in business, financial and accounting matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that two of our officers, David Levin and Arthur Campbell, who did not own any shares of our Common Stock, or any options to purchase shares of our Common Stock, when they became officers, failed to file Form 3s on a timely basis after they become officers. In January 2007, these officers were granted options as follows: David Levin - options for 20,000 shares - and Arthur Campbell - options for 10,000 shares. Messers Levin and Campbell failed to file Form 4s on a timely basis at the time of these option grants.

Code of Ethics

We have a Code of Ethics that applies to our principal executive officers, principal accounting officer or controller and to person performing similar functions. A copy of our Code of Ethics is incorporated by reference as an exhibit to this Report. See Exhibit 14.1. We may from time to time satisfy disclosure requirements about amendments to our Code of Ethics or waivers from our Code of Ethics by posting information about amendments and waivers on our website at www.etrials.com.

Item 10. EXECUTIVE COMPENSATION

Pre-Merger Executive Compensation

Prior to the merger in which we acquired our etrials subsidiary, we did not pay our executive officers any cash or non-cash compensation for their services. No stock options or other equity compensation was granted to our pre-merger officers or directors. During fiscal year 2005 and 2006, we paid CEA Group LLC, an entity owned by Mr. J. Patrick Michaels, Jr., our chief executive officer before the merger in which we acquired our etrials subsidiary, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, were paid to any of our pre-merger officers. However, we did reimburse our executive officers for any out-of-pocket expenses incurred in connection with activities on our behalf, such as identifying potential target business and performing due diligence on suitable business combinations.

Executive Compensation

The following sets forth summary information concerning the compensation paid for the last fiscal year to our principal executive officers and the persons who were our two highest paid executive officers at December 31, 2006 other than our principal executive officers and during fiscal 2006.

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Title	Year (b)	Salary ($) (c)	Bonus ($) (d)	Option Awards ($) (f)	All Other Compensation ($) (i)	Total ($) (j)
John Cline	President & CEO	2006	253,200	109,005 (2)	264,159 (4)	20,791 (5) (6)	647,155
James W. Clark, Jr.	Treasurer & CFO	2006	204,091	88,725 (2)	187,224 (4)	16,960 (5) (7)	497,000
Michael Harte	Senior VP of Sales	2006	166,350	119,142 (3)	14,703 (4)	11,494 (5) (8)	311,689
J. Patrick Michaels, Jr.(1)	President & CEO	2006 2005	- -	- -	- -	- -	- -

(1)
J. Patrick Michaels, Jr. was our Principal Executive Officer before our merger in February 2006. During fiscal year 2005 and 2006, we paid CEA Group LLC, an entity owned by Mr. J. Patrick Michaels, Jr., our chief executive officer before the merger in which we acquired our etrials subsidiary, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, were paid to any of our pre-merger officers.

(2)
Bonuses for John Cline and James Clark were for 2005 performance paid in 2006. The bonuses were based upon defined board compensation committee targets set for the 2005 year. For one of those targets, 94.6% of the minimum target was achieved and the compensation committee deemed that the target was substantially met and the bonus accrued.

(3)	Consists of commissions paid in 2006 for Michael Harte.

(4)
Amounts shown in this column are based on the accounting expense recognized by the Company in fiscal year 2006 related to stock option awards made in 2006 and in prior periods. There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the FAS 123R value. The assumptions and methodology used to calculate the accounting expense recognized in fiscal 2006 for these stock option awards are as follows:

Valuation and amortization method - The Company determines the fair value of stock options using the Black-Scholes option-pricing formula. This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term - The expected term represents the period that the Company determined based upon the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) and represents the period of time that options granted are expected to be outstanding.

Expected Volatility - The fair value of stock-based awards reflects a volatility factor the Company has determined based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms.

Expected Dividend Yield - The expected dividend yield is assumed to be zero because the Company has not paid and does not anticipate paying cash dividends on its shares of common stock.

Risk-Free Interest Rate - The Company bases the risk-free interest rate used in the Black-Scholes valuation method on the yield to maturity at the time of the stock option grant on zero-coupon U.S. government bonds having a remaining life equal to the option’s expected life.

The following assumptions were used to estimate the fair value of option awards reflected in the Summary Compensation Table:

	2002	2003	2004	2005	2006

Expected dividend yield	0%	0%	0%	0%	0%
Expected volatility	0%	0%	0%	0%	100%
Risk-free interest rate	4.15%	3.61%	4.46%	3.74%	5.08%
Expected life (in years)	7.0	7.0	7.0	7.0	3.7

(5)	Includes automobile allowances of $6,000 each for John Cline and James Clark and, $9,000 for Michael Harte.
(6)
Consists of company contribution to 401(k) plan of $10,000, imputed value of group term life insurance of $270 and $10,521 of company paid premiums for health, dental, and disability insurance employee programs.

(7)
Consists of company contribution to 401(k) plan of $9,300, imputed value of group term life insurance of $410 and $7,250 of company paid premiums for health, dental, and disability insurance employee programs.

(8)
Consists of company contribution to 401(k) plan of $5,113, imputed value of group term life insurance of $184 and $6,197 of company paid premiums for health, dental, and disability insurance employee programs.

Unexercised Stock Options and Unvested Equity

The following table provides information for each named executive officer concerning unexercised options, stock that has not vested and equity incentive plan awards outstanding at December 31, 2006.

Name & Title (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)
John Cline President & CEO	55,120	-	.91	9/29/2009
	41,340	-	1.63	6/14/2010
	20,670	-	1.63	6/30/2011
	20,670	-	1.63	12/31/2011
	8,618	-	1.92	1/28/2013
	123,446	14,354	1.92	5/12/2013
	41,340	41,340	2.18	8/2/2014
	6,890	20,670	4.35	5/31/2015
	68,182	431,818	5.71	6/12/2011

John W. Clark, Jr. Treasurer & CFO	96,460	-	1.93	1/29/2013
	86,412	10,048	1.92	5/12/2013
	27,560	27,560	2.18	8/2/2014
	5,168	15,502	4.35	5/31/2015
	47,727	302,273	5.71	6/12/2011

Michael Harte Senior VP of Sales	8,268	-	1.63	1/10/2010
	8,268	-	1.63	6/30/2011
	8,268	-	1.63	7/21/2012
	12,402	4,134	1.92	1/28/2013
	13,780	13,780	2.18	8/2/2014
	1,723	5,167	4.35	5/31/2015
	-	14,210	4.29	7/31/2011
J. Patrick Michaels, Jr. Former CEO(1)	-	-	-	-
________________________
(1) J. Patrick Michaels, Jr. was Principal Executive Officer before our merger in February 2006. During fiscal year 2005 and 2006, we paid CEA Group LLC, an entity owned by Mr. J. Patrick Michaels, Jr., our chief executive officer before the merger in which we acquired our etrials subsidiary, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, were paid to any of our pre-merger officers.

Employment Agreements

John K. Cline

We entered into an employment agreement dated August 22, 2005, and effective February 9, 2006 with John K. Cline, the president and chief executive officer of both etrials and our etrials subsidiary. The agreement has an initial term of two (2) years, which initial term is automatically renewable for additional consecutive one (1) year terms, unless timely notice of non-renewal is given by either etrials or Mr. Cline. Mr. Cline’s employment agreement provides that Mr. Cline will receive a minimum base salary of $250,000, and options to purchase 500,000 shares of our common stock. Such options, which were granted on June 13, 2006, vest quarterly in arrears over a four year period and have an exercise price of $5.71 per share, which was the fair market value of our common stock on the date of grant. In addition, Mr. Cline’s employment agreement provides that Mr. Cline is entitled to receive an annual bonus of up to one hundred percent of his base salary on terms and conditions determined by the compensation committee of our board of directors, and to participate in all present and future employee benefit, retirement and compensation plans of etrials and our etrials subsidiary consistent with his position as chief executive officer and president of each company.

James W. Clark, Jr.

We entered into an employment agreement dated August 22, 2005, and effective February 9, 2006, with James W. Clark, Jr.,the chief financial officer, secretary and treasurer of etrials and the chief financial officer, secretary and treasurer of our etrials subsidiary. The agreement has an initial term of two (2) years, which initial term is automatically renewable for additional consecutive one (1) year terms, unless timely notice of non-renewal is given by either etrials or Mr. Clark. Mr. Clark’s employment agreement provides that Mr. Clark will receive a minimum base salary of $200,000 and options to purchase 350,000 shares of our common stock. Such options, which were granted on June 13, 2006, vest quarterly in arrears over a four year period and have an exercise price of $5.71 per share, which was the fair market value of our common stock on the date of grant. In addition, Mr. Clark’s employment agreement provides that Mr. Clark is entitled to receive an annual bonus of up to one hundred percent of his base salary on terms and conditions determined by the compensation committee of our board of directors, and to participate in all present and future employee benefit, retirement and compensation plans of etrials and our etrials subsidiary consistent with his position as chief financial officer, secretary and treasurer of etrials and chief financial officer, secretary and treasurer of our etrials subsidiary.

Michael Harte

We entered into an employment agreement dated August 22, 2005, and effective February 9, 2006, with Michael Harte, the senior vice president of sales of etrials. The agreement has an initial term of two (2) years, which initial term is automatically renewable for additional consecutive one (1) year terms, unless timely notice of non-renewal is given by either etrials or Mr. Harte. Mr. Harte’s employment agreement provides that Mr. Harte will receive a minimum base salary of $160,000. In addition, Mr. Harte’s employment agreement provides that Mr. Harte is entitled to receive sales commission payments on terms and conditions determined by etrials’ chief executive officer and approved by etrials’ board of directors, and to participate in all present and future employee benefit, retirement and compensation plans of etrials consistent with his position as senior vice president of the company. On August 1, 2007 we also granted Mr. Harte options to purchase 14,210 shares of our common stock for an exercise price of $4.29 per share, the fair market value of our common stock on the date of grant. The options vest annually in arrears over a four-year period.

Provisions Applicable to All Three Agreements

Each of the three employment agreements further provides that, in the event of the termination of the executive’s employment (including termination as a result of non-renewal), we will pay the executive his base salary and annual bonus through the date of termination if he is terminated by us for “cause” (as defined) or if he terminates his employment without “good reason” (as defined). If the termination is without “cause” or for “good reason”, we must (i) pay the executive his base salary for a period of twelve (12) months after the termination of his employment, and (ii) any stock options that would have vested and become exercisable within one year of the date of termination immediately become vested and exercisable. If we terminate the executive’s employment in connection with a “change in control” (as defined), we must pay the executive his base salary for a period of eighteen months after the termination of his employment, and all of the executive’s stock options immediately become vested and exercisable. The executive’s exercisable stock options will remain exercisable for a one year period after his termination other than for “cause”; such exercise may be made on a cashless basis if made within 90 days of the date of termination.

Each of the three employment agreements also includes certain restrictive covenants that limit the executive’s ability to compete with etrials and our etrials subsidiary etrials or to divulge certain confidential information concerning etrials and our etrials subsidiary (or, in the case of Mr. Harte, only our etrials subsidiary in each instance).

The foregoing is only a summary. Each of these employment agreements are filed as exhibits to our flings with the Securities and Exchange Commission and investors who desire to understand all the provisions of these agreements (including the definitions of defined terms) should read these agreements in their entirety. The exhibit index to this report refers to the report in which these employment agreements are filed as exhibits.

Directors’ Compensation

The following table provides information concerning the compensation for members of our Board of Directors other than John Cline, our principal executive officer, during the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION
Name(a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Robert Brill	17,625	-	67,327(1)	-	-	-	84,952
Peter Collins	18,625	-	55,029(1)	-	-	-	73,654
Peter Coker	14,625	-	63,228(1)	-	-	-	77,853
Harold Ewen	17,000	-	55,029(1)	-	-	-	72,029
Hans Lindroth	19,000	-	67,327(1)	-	-	-	86,327
Donald Russell	15,875	-	55,029(1)	-	-	-	70,904

(1) See footnote (4) of the Summary Compensation Table above for an explanation of how we value options.

Directors’ Compensation

The general policy of the Board is that compensation for independent directors should be a mix of cash and equity-based compensation. We do not pay employee directors for Board service in addition to their regular employee compensation. The meeting fees that we paid non-employee directors in 2006 effective April 1, 2006 are set forth in the table below. Prior to that date we did not pay meeting fees to directors. Both before and after that date we reimbursed the directors for their travel and related expenses in connection with attending Board meetings and Board-related activities, such as site visits and sponsored events.

The Compensation Committee, which consists solely of independent directors, has the primary responsibility to review and consider any revisions to directors’ compensation. In accordance with the Compensation Committee’s recommendations, the Board determined the non-employee directors’ compensation effective April 1, 2006 as follows:

Cash compensation:	etrials Worldwide, Inc.	etrials, Inc.
Annual retainer	$10,000	$5,000
Annual retainer for board chairman	$5,000	-
Annual retainer for committee chairman	$2,500	-
Annual retainer for committee member	$1,500	-
Board meeting attendance	$1,000 (in person) $500 (telephonically)
Committee meeting attendance	$500 (whether in person or telephonically)	-
Stock Options:
Upon joining board	50,000 shares	25,000
Option vesting schedule	25% on grant date and 25% annually on the anniversary of the grant	25% on grant date and 25% annually on the anniversary of the grant

The current members of the committees are identified in the following table.

			Corporate	Mergers
			Governance	&
Director	Audit	Compensation	and Nominating	Acquisitions

John Cline, CEO
Robert Brill	Chair	X	X
Peter Coker				X
Peter Collins	X		Chair	X
Harold Ewen	X	Chair
Hans Lindroth		X	X
Donald Russell				Chair

etrials subsidiary’s Board of Directors

Our etrials subsidiary’s board of directors consists of Robert Moreyra and Messrs. Cline, Clark, Harte and Russell. Directors of our subsidiary’s board who are not officers, directors or employees of etrials or are not officers or employees of our etrials subsidiary were compensated with a cash retainer and meeting fees and stock options, which were 25% vested on the grant date, with the remaining options to vest 25% on the first three anniversary dates of the grant. Presently, Mr. Moreyra is the sole director of our etrials, Inc. subsidiary who is not also an officer or director of etrials. During 2006, we paid Mr. Moreyra $3,750 in cash as a retainer and granted him 25,000 stock options for which the Company recognized $23,934 in expense during 2006 for total compensation of $27,684. In 2006, we did not pay cash compensation to Mr. Russell for service on our etrials subsidiary’s board of directors. We have a policy to reimburse the directors for their travel and related expenses in connection with attending Board meetings and Board-related activities, such as site visits and sponsored events.

All meeting fees and a quarterly installment of annual retainer fees are paid in arrears. In addition, all directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors. No director employed by us receives separate compensation for services rendered as a director.

The only director of our etrials subsidiary whose background in not disclosed in Item 9 above is Robert Moreyra and his background is as follows:

Robert Moreyra (48 years old) Mr. Moreyra has been a director of etrials, Inc. since February 9, 2006 and was an executive vice president and one of our directors from our inception until his resignation upon consummation of the merger.  Mr. Moreyra has been a principal and executive vice president of Atlantic American Corporate Group since February 2001.  Since February 2001, he also has been a managing director of Atlantic American Capital Advisors, LLC, an investment banking firm wholly owned by Atlantic American Corporate Group specializing in assisting small and mid-sized private and public companies.  Mr. Moreyra has been a director of Digital Lightwave, Inc., a NASDAQ listed public company that designs, develops and markets a portfolio of portable and network based products for installing, maintaining and monitoring fiber optic circuits and networks, since June 30, 2003. Mr. Moreyra received a B.B.A in finance from the Florida International University and a M.B.A. from the University of Central Florida’s graduate school of business.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To our knowledge, the following table sets forth information regarding ownership of our common stock on March 1, 2007 (as updated beyond March 1, 2007 to the extent described in the footnotes) by (i) each of our directors and named executive officers, (ii) a director of our etrials, Inc. subsidiary , (iii) six holders of more than 5% of our common stock who are not officers or directors, and (iv) all of our directors and executive officers as a group. Except as otherwise indicated and subject to applicable community property laws, each owner has sole voting and investment powers with respect to the securities listed.

	Number of
	Shares of
	Common Stock
	Beneficially
	Owned at
Stockholder(1)	March 1, 2007		Percent of Class
Directors
Robert Brill	1,599,342	(2)	12.5%
John Cline	446,414	(3)	3.5%
Peter Coker	478,052	(4)	3.8%
Peter Collins	12,500	(5)	0.1%
Harold Ewen	110,308	(6)	0.9%
Donald Russell	526,454	(7)	4.2%
Hans Lindroth	35,754	(8)	0.3%

Non-Director Executive Officers
James W. Clark, Jr.	474,111	(9)	3.7%
Mark Jewett	23,613	(10)	0.2%
Michael Harte	83,163	(11)	0.7%
Robert Sammis	52,998	(12)	0.4%
Richard Piazza	108,718	(13)	0.9%
David Levin	0	(14)	--
Arthur D. Campbell	0	(15)	--

Subsidiary Board Member
Robert Moreyra	396,121	(16)	3.2%

Other 5% Shareholders
InfoLogix	1,182,308	(17)	9.3%
MiniDoc AB	2,569,587	(18)	19.4%
J. Patrick Michaels, Jr.	744,156	(19)	5.9%
Newlight Associates Funds	1,599,342	(2)	12.5%
E-ZAD Partnership Limited	737,345	(20)	5.9%
Fred F. Nazem	883,559	(21)	7.0%

All Officers and Directors as a Group (15 individuals including members of our subsidiary’s Board of Directors)	4,347,545	(22)	29.9%

(1)	Unless otherwise indicated, the business address of each of the following is 4000 Aerial Center Parkway, Morrisville, North Carolina 27560.
(2)
Robert Brill’s and Newlight Associates Funds business addresses are both c/o Newlight Management, LLC, 500 North Broadway, Suite 144, Jericho, New York 11753. Includes: (i) 686,256 shares of common stock held by Newlight Associates II, LP; (ii) 240,926 shares of common stock held by Newlight Associates II (BVI), LP; (iii) 110,400 shares of common stock held by Newlight Associates II-E, LLC; (iv) 35,754 shares of common stock issuable upon the exercise of options that are currently exercisable or which will become exercisable within sixty (60) days of March 1, 2007; (v) 347,900 shares of common stock issuable upon the exercise of warrants which are currently exercisable and held by Newlight Associates II, LP; (vi) 122,138 shares of common stock issuable upon the exercise of warrants which are currently exercisable and held by Newlight Associates II (BVI), LP; and (vii) 55,967 shares of common stock issuable upon the exercise of warrants which are currently exercisable and held by Newlight Associates II-E, LLC. Dr. Brill is a general partner of each of the three Newlight Associates II entities; the other general partner of the three Newlight Associates II entities is Robert Raucci, whose business address is the same as Dr. Brill’s. Dr. Brill and Mr. Raucci will exercise voting control over the shares of CEA common stock held by the three Newlight Associates II entities. Does not include 65,921 shares of common stock issuable upon the exercise of options that will not become exercisable within sixty (60) days of March 1, 2007. Dr. Brill disclaims all direct beneficial ownership of the options held by him, except to the extent of his general partnership interests.

(3)
Includes for Mr. Cline 1,166 shares of common stock issuable upon the exercise of warrants which are currently exercisable and 443,214 shares of common stock issuable upon the exercise of options that are currently exercisable or which will become exercisable within sixty (60) days of March 1, 2007. Does not include 451,244 shares of common stock issuable upon the exercise of options which will not become exercisable within sixty (60) days of March 1, 2007.

(4)
Peter Coker’s business address is c/o Tryon Capital, The Europa Center, 100 Europa Drive, Suite 455, Chapel Hill, North Carolina 27514. Includes: (i) 28,970 shares of common stock issuable upon the exercise of warrants that are currently exercisable; (ii) 108,553 shares of common stock issuable upon the exercise of stock options that are currently exercisable or which will become exercisable within sixty (60) days of March 1, 2007; (iii) 147,756 shares of common stock held by a trust established by Mr. Coker’s wife; (iv) 84,673 shares of common stock issuable upon the exercise of warrants which are currently exercisable and held by a trust established by Mr. Coker’s wife; (v) 36,583 shares of common stock held by Dunlap Industries, Ltd., of which Mr. Coker is a shareholder and the Managing Director; and (vi) 20,964 shares of common stock issuable upon the exercise of warrants which are currently exercisable and held by Dunlap Industries, Ltd. Does not include 56,447 shares of common stock issuable upon the exercise of options which will not become exercisable within sixty (60) days of March 1, 2007.

(5)
Peter Collins’ business address is 350 Camino Gardens Boulevard, Suite 102, Boca Raton, FL 33432. Includes 12,500 shares of common stock issuable upon exercise of stock options that are currently exercisable or which will become exercisable within sixty (60) days after March 1, 2007. Does not include 37,500 shares of common stock issuable upon exercise of stock options which will not become exercisable within sixty (60) days after March 1, 2007.

(6)
Harold Ewen’s business address is 101 E. Kennedy Blvd., Suite 3300, Tampa, Florida 33602. Includes 10,308 shares of common stock issuable upon the exercise of warrants that are currently exercisable. Includes 12,500 shares of common stock issuable upon exercise of stock options that are currently exercisable or which will become exercisable within sixty (60) days after March 1, 2007. Does not include 37,500 shares of common stock issuable upon exercise of stock options which will not become exercisable within sixty (60) days after March 1, 2007.

(7)
Donald Russell’s business address is 101 E. Kennedy Blvd., Suite 3300, Tampa, Florida 33602. Includes 203,954 shares of common stock issuable upon the exercise of warrants that are currently exercisable. Includes 12,500 shares of common stock issuable upon exercise of stock options that are currently exercisable or which will become exercisable within sixty (60) days after March 1, 2007. Does not include 37,500 shares of common stock issuable upon exercise of stock options which will not become exercisable within sixty (60) days after March 1, 2007.

(8)
Hans Lindroth’s business address is c/o Lingfield AB, Klevgránd 2, 11634 Stockholm, Sweden. Includes 35,754 shares of common stock issuable upon the exercise of options that are currently exercisable or which will become exercisable within sixty (60) days of March 1, 2007. Does not include (i) 1,633,482 shares of common stock held by MiniDoc AB, of which Mr. Lindroth is a member of the board of directors; (ii) 936,105 shares of common stock issuable upon the exercise of warrants that are currently exercisable and held by MiniDoc AB, and (iii) 65,921 shares of common stock issuable upon the exercise of options that will not become exercisable within sixty (60) days of March 1, 2007.

(9)
Includes for Mr. Clark 57,248 shares of common stock issuable upon the exercise of warrants which are currently exercisable and 316,963 shares of common stock issuable upon the exercise of options that are currently exercisable or which will become exercisable within sixty (60) days of March 1, 2007. Does not include 301,747 shares of common stock issuable upon the exercise of options which will not become exercisable within sixty (60) days of March 1, 2007.

(10)
Includes for Mr. Jewett 15,000 shares of common stock issuable upon the exercise of warrants which are currently exercisable and includes 8,613 shares of common stock issuable upon exercise of stock options that are currently exercisable or which will become exercisable within sixty (60) days after March 1, 2007. Does not include 41,387 shares of common stock issuable upon the exercise of options which will not become exercisable within sixty (60) days of March 1, 2007.

(11)
Includes for Mr. Harte 12,767 shares of common stock issuable upon the exercise of warrants which are currently exercisable and 56,843 shares of common stock issuable upon the exercise of options that are currently exercisable or which will become exercisable within sixty (60) days of March 1, 2007. Does not include 33,157 shares of common stock issuable upon the exercise of options which will not become exercisable within sixty (60) days of March 1, 2007.

(12)
Includes for Mr. Sammis 1,109 shares of common stock issuable upon the exercise of warrants which are currently exercisable and 49,953 shares of common stock issuable upon the exercise of options that are currently exercisable or which will become exercisable within sixty (60) days of March 1, 2007. Does not include 30,047 shares of common stock issuable upon the exercise of options which will not become exercisable within sixty (60) days of March 1, 2007.

(13)
Includes for Mr. Piazza 21,408 shares of common stock issuable upon the exercise of warrants which are currently exercisable and 49,953 shares of common stock issuable upon the exercise of options that are currently exercisable or which will become exercisable within sixty (60) days of March 1, 2007. Does not include 30,047 shares of common stock issuable upon the exercise of options which will not become exercisable within sixty (60) days of May 1, 2006.

(14)	Does not include for Mr. Levin 20,000 shares of common stock issuable upon exercise of stock options which will not become exercisable within sixty (60) days after March 1, 2007.
(15)	Does not include for Mr. Campbell 10,000 shares of common stock issuable upon exercise of stock options which will not become exercisable within sixty (60) days after March 1, 2007.
(16)
Robert Moreyra’s business address is 101 E. Kennedy Blvd., Suite 3300, Tampa, Florida 33602. Mr. Moreyra is not an officer or director of etrials, but is a director of our etrials, Inc. subsidiary. Includes 117,371 shares of common stock issuable upon the exercise of warrants that are currently exercisable. Includes 6,250 shares of common stock issuable upon exercise of stock options that are currently exercisable or which will become exercisable within sixty (60) days after March 1, 2007. Does not include 18,750 shares of common stock issuable upon exercise of stock options which will not become exercisable within sixty (60) days after March 1, 2007. Also includes 131,250 shares of common stock transferred to Mr. Moreyra from CEA Group, LLC for which there was an agreement to transfer on or before March 1, 2007, but for which actual transfer occurred after March 1, 2007.

(17)
Infologix (BVI) Limited is a company organized in the British Virgin Islands whose business address is The Parade, St. Helier, Jersey, Channel Islands, United Kingdom. Infologix (BVI) Limited is wholly-owned by Hammerwood (BVI) Limited, a company organized in the British Virgin Islands. Hammerwood (BVI) Limited is controlled by Elmwood Investment Holdings Ltd., a holding company organized in the British Virgin Islands. The Peder Sager Wallenberg Charitable Trust has the right to receive 25% of 99.9% of all dividends declared by Hammerwood and 99.9% of all of the assets of Hammerwood distributed upon any liquidation thereof. Includes 430,709 shares of common stock that are issuable upon the exercise of warrants that will be exercisable upon consummation of the merger. Does not include 1,633,482 shares of common stock, and 936,105 shares of common stock issuable upon the exercise of warrants which are currently exercisable, in each case held by MiniDoc AB, a company of which Infologix owns approximately 39.4%. The Board of Directors of Infologix consists of Martyn David Crespel and Lorraine Wheeler. The Board of Directors of Infologix has the power to vote the shares of common stock held by Infologix.

(18)
MiniDoc AB’s business address is Norrmalmstorg 14, 111 46 Stockholm, Sweden. MiniDoc AB is a publicly-traded holding company the stock of which is traded on the small cap over-the-counter market in Sweden. Includes 936,105 shares of common stock that are issuable upon the exercise of warrants that are currently exercisable. Does not include shares of common stock issuable upon the exercise of options that are held by Mr. Lindroth. Does not include shares of stock held by Infologix (BVI) Limited (see note (17), above), which owns approximately 39.4% of the outstanding shares of MiniDoc AB. The Board of Directors of MiniDoc consists of Mr. Lindroth, Lars Lindgren and Per Egeberg. The Board of Directors exercises voting control over the shares of our common stock held by MiniDoc, other than those matters (if any) which must be presented to a vote of MiniDoc’s shareholders under applicable law.

(19)
J. Patrick Michaels, Jr.’s business address is 101 E. Kennedy Blvd., Suite 3300, Tampa, Florida 33602. Includes (i) 306,250 shares of common stock held by CEA Group, LLC, of which Mr. Michaels is the chairman of the board and chief executive officer and with respect to which he exercises voting power, (ii) 144,302 shares of common stock that are issuable upon the exercise of warrants that are currently exercisable, and (iii) 238,604 shares of common stock that are issuable upon the exercise of warrants that are currently exercisable and that are held by a family limited partnership controlled by Mr. Michaels. Does not include 131,250 shares of common stock transferred by CEA Group, LLC to Robert Moreyra for which there was agreement to transfer on or prior to March 1, 2007, but for which actual transfer occurred after March 1, 2007.

(20)
E-ZAD Partnership Limited is a Texas corporation, the business address is 2435 North Central, Suite 225, Richardson, Texas 75080. Prodea Inc., a Texas corporation, is the general partner of E-ZAD Limited Partnership; Hamid Ansari, an officer and director of Prodea, has the power to vote the shares of CEA common stock that will be held by E-ZAD. Includes 265,025 shares of common stock issuable upon the exercise of warrants that are currently exercisable.

(21)	Fred F. Nazem’s business address is c/o 345 Park Avenue South, New York, New York 10016. Includes 321,707 shares of common stock issuable upon the exercise of warrants that are currently exercisable.
(22)
Includes (i) 1,100,943 shares of common stock issuable upon exercise of warrants that are currently exercisable, and (ii) 1,149,347 shares of common stock issuable upon the exercise of options that are currently exercisable or which will become exercisable within sixty (60) days of March 1, 2007. Does not include 1,207,171 shares of common stock issuable upon the exercise of options that are not currently exercisable and which will not become exercisable within sixty (60) days of March 1, 2007. Includes shares beneficially owned by Mr. Moreyra, who is not an officer or director of etrials, but who is a director of etrials’ subsidiary. See the table and footnote number (16) above.

Voting Agreement

In connection with the February 2006 merger in which we acquired our etrials, Inc. subsidiary, two groups of shareholders agreed to vote for the designees of the other group of shareholders. This voting agreement continues until immediately following the 2007 election of Directors. One group of shareholders are former shareholders of our etrials subsidiary: MiniDoc, AB, Infologix (BVI) Limited, Newlight Associates II, LP, Newlight Associates II-E, LP, Peter and Susan Coker, Dunlap Industries, John Cline, James and Susanne Clark, Robert Sammis, Fred Nazem, E-ZAD Partnership Limited, Richard Piazza, Rachael King and Michael Harte. The other group of shareholders owned shares of our stock before the merger: Donald Russell, Robert Moreyra, Harold Ewen and CEA Group, LLC. Directors Lindroth, Coker, Cline and Brill are all designees of the former shareholders of our etrials subsidiary. Directors Collins, Russell and Ewen are all designees of Messrs. Russell, Moreyra and Ewen and CEA Group, LLC.

Escrow of Shares

Of the 7,446,360 shares issued in the merger to the then stockholders of our etrials subsidiary, 1,400,000 shares owned by former etrials stockholders have been placed in escrow and will not be released unless and until over a 20 consecutive trading day period (i) the weighted average price of our common stock is $7.00 or more, and (ii) the average daily trading volume is at least 25,000 shares. We refer to this as the “$7.00 Trigger.” If the $7.00 Trigger is not met, these shares will be cancelled. In connection with our initial public offering in 2004, 166,250 shares of our common stock owned by persons who were officers and directors at the time of our initial public offering or related parties thereto (CEA Group, LLC, Robert Moreyra, Donald Russell and Brad Gordon) and Harold Ewen, who was our special advisor prior to the merger, were also placed in escrow. These shares will be held in escrow until February 19, 2008, unless the $7.00 Trigger is met before then. If the $7.00 Trigger is not met prior to February 19, 2008, the 166,250 shares will be cancelled. Shares held in escrow can be voted by their owners. In excess of one million of these escrowed shares that are subject to risk of cancellation are owed by people listed on the Beneficial Ownership Table set forth above. The number of shares listed in the Beneficial Ownership Table include these escrowed shares that are subject to risk of cancellation.

Stock Option Plan

On February 9, 2006, the shareholders of the Company voted to adopt the 2005 Performance Equity Plan (the “Plan”). The purpose of the Plan is to provide incentives to eligible employees, officers, directors and consultants in the form of non-qualified stock options and, as permissible, incentive stock options. On February 9, 2006, the Company reserved a total of 2,100,000 shares of common stock for issuance under the Plan. On June 13, 2006, the shareholders voted to increase the number of shares issuable under the Plan to 3,200,000 shares.

Awards Outstanding under the Plan. The following table reflects options under both plans as of December 31, 2006.

Equity Compensation Plan Information

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted average exercise price of outstanding options, warrants and rights(b)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares of Common Stock reflected in column (a))(1)(c)
Equity Compensation plans approved by security holders	3,200,000	$3.82	367,943
Equity Compensation plans not approved by security holders	-	N/A	—
Total	3,200,000	$3.82	367,9433

(1) Reflects shares remaining available for issuance under the etrials Worldwide, Inc. 2005 Performance Equity Plan as of December 31, 2006.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Policies. It is our policy that all employees must avoid any activity that is or has the appearance of being hostile, adverse or competitive with the Company, or that interferes with the proper performance of their duties, responsibilities or loyalty to etrials. These policies are included in our Conflict of Interest Policy, which covers our directors, executive officers and other employees. Each director and executive officer is instructed to always inform our Board when confronted with any situation that may be perceived as a conflict of interest, even if the person does not believe that the situation would violate our Conflict of Interest Policy. If in a particular circumstance the Board concludes that there is or may be a perceived conflict of interest, the Board will instruct our attorneys to work with our management to determine if there is a conflict of interest. Any waivers to these conflict rules with regard to a director or executive officer require the prior approval of the Board or the Audit Committee.

NASDAQ Rules. NASDAQ rules defining “independent” director status also govern conflict of interest situations. As discussed above, each of our directors other than John Cline, Peter Coker and Don Russell qualifies as “independent” in accordance with the NASDAQ rules. The NASDAQ rules include a series of objective tests that would not allow a director to be considered independent if the director has or has had certain employment, business or family relationships with the company. The NASDAQ independence definition also includes a requirement that the Board review the relations between each independent director and the company on a subjective basis. In accordance with that review, the Board has made a subjective determination as to each independent director that no relationships exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and etrials with regard to each director’s business and personal activities as they may relate to the Company and our management.

SEC Rules. In addition to our policies and NASDAQ policies and rules described above, the SEC has specific disclosure requirements covering certain types of transactions involving the Company and a director or executive officer or persons and entities affiliated with them.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

All members of our Compensation Committee during 2006 were independent directors other than Peter Coker, and none of them were our employees or former employees. During 2006, none of our executive officers served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on our Compensation Committee or board of directors.

etrials Related Party Transactions

Stock Issuances to Related Parties.

The discussion and tables below disclose all stock and warrant issuances to named executive officers, directors and beneficial holders of 5% or more of our outstanding capital stock for the period beginning January 1, 2005 and ending December 31, 2006, including issuances by our etrials, Inc. subsidiary. The issuances in the table below do not include compensatory stock options issued to officers and directors for services in their capacities as officers and directors.

Stock Issuances by our etrials Subsidiary in 2005 and 2006

Stockholder Name	Number of Shares Acquired (1)	Number of Warrants Acquired (1)
Newlight Associates II Funds (2)	103,372	47,957
E-ZAD Partnership Limited (3)	49,076	28,123
Infologix (BVI) Limited (4)	24,538	14,062
Fred F. Nazem (5)	62,878	36,033

(1)
These figures are reported on a post-merger basis and reflect the shares of our common stock and warrants to purchase shares of our common stock issued to holders of our etrials subsidiary’s capital stock in our merger.

(2)
Newlight Associates II, LP, Newlight Associates II (BVI), Ltd. and Newlight Associates II-E, LLC, are related venture capital funds that we refer to as the “Newlight Associates II funds.” Robert Brill, a member of etrials’ board of directors, is also the managing general partner of the Newlight Associates II funds. In 2003, the Newlight Associates II funds purchased shares of the Series A Convertible Preferred Stock of our etrials subsidiary and, in connection with this investment; the Newlight Associates II funds acquired warrants to purchase shares of our common stock. In connection with our merger and in order to induce the Newlight Associates II funds to exercise its remaining 490,756 warrants to purchase shares of the common stock of our etrials subsidiary prior to the closing of the merger, our etrials subsidiary agreed to allocate an additional $675,971 of merger consideration to the Newlight Associates II funds, which was satisfied with 103,372 shares of our common stock and 47,957 warrants to purchase shares of our common stock. The values of our shares and warrants were determined based on the average reported last sales price of our shares and warrants for the ten trading days ending three days prior to the closing of our merger. The Newlight Associates II funds exercised the warrants in our etrials subsidiary in February 2006, utilizing a cashless exercise provision in the warrants.

(3)
In connection with a 2003 investment in our etrials subsidiary’s Series A Convertible Preferred Stock, our etrials subsidiary issued common stock purchase warrants to E-ZAD Partnership Limited. In order to induce E-ZAD Partnership Limited to exercise the warrants prior to the closing of the merger, our etrials subsidiary agreed to allocate an additional $337,985 of merger consideration to E-ZAD Partnership Limited, which was satisfied with 51,686 shares of our common stock and 23,978 warrants to purchase shares of our common stock. The values of our shares and warrants were determined based on the average reported last sales price of our shares and warrants for the ten trading days ending three days prior to the closing of our merger. E-ZAD Partnership Limited exercised a portion of these warrants in August 2005, acquiring 47,156 shares of our common stock for aggregate consideration of $2,000, and it exercised its remaining 245,378 warrants to purchase shares of the common stock of our etrials subsidiary in February 2006, utilizing a cashless exercise procedure in the warrants.

(4)
In connection with a 2003 investment in our etrials subsidiary’s Series A Convertible Preferred Stock, our etrials subsidiary issued common stock purchase warrants to Infologix (BVI) Limited. Infologix (BVI) Limited exercised 23,578 warrants to purchase shares of our common stock in December 2005 for aggregate consideration of $1,000.

(5)
Fred F. Nazem, a former member of the board of directors of our etrials subsidiary, exercised an aggregate of 60,419 options to purchase shares of our common stock in December 2005 for aggregate consideration of $139,622; these options had been granted to him in connection with his service on our etrials subsidiary’s board of directors and for the provision of additional services to our etrials subsidiary. In addition, in order to induce Mr. Nazem to exercise certain warrants to purchase shares of our etrials subsidiary’s common held by him prior to the closing of the merger, the board of directors of our etrials subsidiary agreed to allocate an additional $16,044 of merger consideration to Mr. Nazem, which was satisfied with 2,453 shares of our common stock and 1,139 warrants to purchase shares of our common stock. The values of our shares and warrants were determined based on the average reported last sales price of our shares and warrants for the ten trading days ending three days prior to the closing of our merger.

Additional Related Party Transactions of our etrials Subsidiary

Peter Coker. Mr. Coker is a member of etrials’ board of directors. From January 2000 until December 2003, Mr. Coker was the Managing Partner of Tryon Capital Partners, and since January 2004 Mr. Coker has been the Managing Director of Tryon Capital Ventures. BIP, a partnership of which Mr. Coker is a partner, made a series of loans to our etrials subsidiary secured by the account receivables of our etrials subsidiary. These loans began in 2001. These loans were repaid as and when our etrials subsidiary collected its account receivables. Interest for these loans averaged approximately 36% per annum. At December, 31, 2004 $727,990 in principal was outstanding and $24,556 of interest remained unpaid. During 2005, our etrials subsidiary paid all principal and interest and no amounts of principal or interest are currently outstanding.

MiniDoc AB. MiniDoc, AB (MiniDoc) is the beneficial holder of more than 5% of the shares of etrials, and Hans Lindroth, a member of etrials’ board of directors, is also a member of MiniDoc’s board of directors. Infologix (BVI), Limited, also the beneficial owner of more than 5% of the shares of etrials, also owns approximately 39% of MiniDoc, and Hans Lindroth, a member of the etrials Board of Directors, owns approximately 0.35% of MiniDoc. On August 10, 2005, MiniDoc and our etrials subsidiary entered into an exclusive license agreement granting exclusive rights from MiniDoc to our etrials subsidiary for the MiniDoc Diary Software and the intellectual property rights underlying the MiniDoc Diary Software which were used by our etrials subsidiary pursuant to an oral agreement prior to the execution of this exclusive license agreement. We refer to this as the “licensed intellectual property.” Under the terms of the license agreement, MiniDoc retained a right to make, use and sell the licensed intellectual property, without any right to transfer or sublicense it to others. Our etrials subsidiary has the sole right to enforce the licensed intellectual property rights as well as the right to sue for past infringement and damages. The term of the MiniDoc license extends from August 10, 2005 until the last expiration date of the MiniDoc patents which our etrials subsidiary licenses pursuant to the agreement, unless terminated earlier by the mutual consent of both parties.

In consideration of the grant of rights in the license agreement, our etrials subsidiary assumed all MiniDoc liability related to alleged past infringement of PHT Corporation’s U.S. Patent No. 6,095,985 and as a part of the confidential settlement agreement by and between our etrials subsidiary and PHT Corporation, our etrials subsidiary negotiated a release of any and all claims against MiniDoc related to such alleged infringement of the ‘985 patent. The alleged MiniDoc liability under the ‘985 patent did not relate to the MiniDoc diary software or intellectual property but to a later diary technology developed and used by Arracel Corporation (which later merged with our etrials subsidiary) and used by Arracel Limited (now our etrials subsidiary’s wholly-owned subsidiary, etrials Worldwide Limited) during the period that these companies were wholly-owned subsidiaries of MiniDoc, AB, and our etrials subsidiary assumed this liability as a part of its 2003 merger with the Arracel Corporation. This later diary technology, now known as the etrials electronic patent diary (EPD) was the subject of the PHT patent infringement action.

Our etrials subsidiary entered into this agreement as a defensive measure to protect itself from any future patent infringement actions in either the United States or Europe for the use of the MiniDoc diary technology, from which it generated revenues from 1995 through 2004. In addition, the rights our etrials subsidiary derived from the MiniDoc license agreement enable our etrials subsidiary to sue others for infringement of the MiniDoc patents, which could be of strategic importance were other diary technology patent holders to make patent infringement claims against our etrials subsidiary in the future.

The terms of the MiniDoc license agreement also provide that if our etrials subsidiary initiates a suit for infringement of the licensed intellectual property, our etrials subsidiary will pay MiniDoc 10% of any net amount of damages or settlement recovered by etrials. If our etrials subsidiary sublicenses the licensed intellectual property, MiniDoc will receive 10% of any net revenue received by our etrials subsidiary. Finally, in the event that MiniDoc sells all or substantially all of its assets or is sold to a third party, our etrials subsidiary has the right to acquire all rights to the licensed intellectual property for the price of $1.00.

Pre-merger Related Party Transactions

CEA Founding Shareholders. Prior to our IPO, we issued 750,000 shares of our common stock to CEA Group, LLC, Donald Russell, Robert Moreyra, Harold Ewen and Brad Gordon (who we refer to below as “Founders”) for $25,000 in cash, at an average purchase price of approximately $0.033 per share.  Subsequent to the issuance, our board of directors authorized a 1.1666666-to-one forward stock split of our common stock, effectively lowering the purchase price to $0.029 per share. The following share numbers have been adjusted to reflect this stock split: (i) 437,500 to CEA Group, LLC which was a 10% shareholder at that time; (ii) 175,000 to Donald Russell, who was our Vice Chairman at that time; (iii) 131,250 to Robert Moreyra, who was our Executive Vice President and a Director at that time; (iv) 87,500 to Harold Ewen, who was a special advisor to us at that time; and (v) 43,750 to Brad Gordon, who was our Chief Financial Officer and a Director at that time.

Pursuant to an escrow agreement among us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders’ shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:  February 12, 2007; our liquidation; or the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating the business combination with a target business.

Effective February 12, 2007, 708,750 of these escrowed shares were released from escrow as follows: (i) 223,125 to CEA Group, LLC; (ii) 137,250 to Robert Moreyra; (iii) 141,750 to Donald Russell; (iv) 106,313 to Robert Moreyra; (v) 70,875 to Harold Ewen; and (vi) 35,437 to Brad Gordon. 166,250 of the Founder Shares remain in escrow for the benefit of the following: (i) 83,125 for CEA Group, LLC; (ii) 33,250 for Donald Russell; (ii) 24,937 for Robert Moreyra; (iv) 16,625 for Harold Ewen; and (v) 8,313 for Brad Gordon.

During the escrow period, these shares cannot be sold, but the Founders retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. In connection with our merger, certain of our Founders agreed that 166,250 of their shares held in escrow would not be released unless and until our common stock trades at $7.00 or more for a specified period of time prior to February 19, 2008.

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders’ shares will be entitled to make up to two demands that we register these shares. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders were granted certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Prior to our merger, CEA Group, LLC, one of our Founders and an affiliate of J. Patrick Michaels, Jr., who was our chief executive officer and a member of our board of directors from October 2003 until our merger in February 2006, made available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We paid CEA Group $7,500 per month for these services.

Prior to our merger, we reimbursed our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, were paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

J. Patrick Michaels, Jr., our former chairman of the board and former chief executive officer, and Robert Moreyra, a former member of our board of directors, our former executive vice president and a current member of our etrials subsidiary’s board of directors, each agreed that, if we liquidated prior to the consummation of a business combination, they would be personally liable to pay debts and obligations to vendors or other entities that were owed money by us for services rendered or products sold to us in excess of the net proceeds of our initial offering not held in a trust account. Our merger relieved these persons of their obligations.

“Independent” Directors.

Each of our directors other than John Cline, Peter Coker and Donald Russell qualifies as “independent” in accordance with the published listing requirements of NASDAQ. The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company. In addition, as further required by NASDAQ rules, the Board has made a subjective determination as to each independent director that no relationships exist which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, the directors reviewed and discussed information provided by the directors and the company with regard to each director’s business and personal activities as they may relate to the Company and our management.

In addition, as required by NASDAQ rules, the members of the Audit Committee each qualify as “independent” under special standards established by the U.S. Securities and Exchange Commission (“SEC”) for members of audit committees.

Item 13. EXHIBITS

A list of exhibits filed with this Form 10-KSB or incorporated by reference is found in the Exhibit Index immediately following the Signature Page of this Form 10-KSB and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP has been our independent audit firm since February 2006, and prior to the merger was the independent audit firm of our etrials subsidiary from March 2000 forward. BDO Seidman LLP was CEA’s independent audit firm prior to the merger. The Audit Committee has selected Ernst & Young as our independent audit firm for the fiscal year ending December 31, 2007. Among other matters, the Audit Committee concluded that current requirements for audit partner rotation, auditor independence through limitation of services and other regulations affecting the audit engagement process substantially assist in supporting auditor independence despite the long-term nature of Ernst & Young’s services to us.

As a matter of good corporate governance, the Audit Committee has determined to submit its selection of the independent audit firm to our stockholders for ratification at a meeting of shareholders to be held later in 2007. In the event that this selection of Ernst & Young is not ratified by the majority of the shares of common stock present or represented at the annual meeting and entitled to vote on the matter, the Audit Committee will review its future selection of an independent registered public accounting firm.

Representatives of Ernst & Young attended all meetings of our Audit Committee during 2006 and all meetings of the Audit Committee of our etrials subsidiary in 2005 and 2006. The Audit Committee pre-approves and reviews audit and non-audit services performed by Ernst & Young as well as the fees charged by Ernst & Young for such services. In its pre-approval and review of non-audit service fees, the Audit Committee considers, among other factors, the possible effect of the performance of such services on the auditors’ independence. To avoid potential conflicts of interest in maintaining auditor independence, the law prohibits a publicly traded company from obtaining certain non-audit services from its independent registered public accounting firm. In 2005 and 2006, neither we nor our etrials subsidiary obtained any of these prohibited services from Ernst & Young. We use unrelated firms for these types of non-audit services.

Fees Paid to Independent Registered Public Accounting Firms

BDO Seidman, LLP

The following table shows the fees that paid or incurred for audit and other services provided by BDO Seidman, LLP for fiscal years 2005 and 2006. All of the services described in the following fee table were approved in conformity with the Audit Committee’s pre-approval process.

	2006	2005

A Audit fees	$2,600	$78,374
A Audit-related fees	-	-
T Tax fees	-	-
A All other fees	-	-

T Total	$2,600	$78,374

Audit Fees. This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements for those fiscal years. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees. This category consists of assurance and related services provided by BDO Seidman, LLP that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”  There were no such services provided during the years ended December 31, 2005 and 2006.

Tax Fees. This category consists of tax services generally for tax compliance and tax preparation. We did not use BDO Seidman for these services in 2005 or 2006.

All Other Fees. None.

Ernst & Young, LLP

The following table shows the fees that were paid or incurred for audit and other services provided by Ernst & Young LLP for fiscal years 2005 and 2006 for our etrials subsidiary. All of the services described in the following fee table were approved in conformity with the Audit Committee’s pre-approval process.

	2006	2005
A Audit fees	$355,640	$760,110
A Audit-related fees	-	-
T Tax fees	8,570	9,900
A All other fees	-	-
T Total	$364,210	$770,010

Audit Fees. This category includes the audit of our annual consolidated financial statements, consents and review of documents filed with the SEC, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings. This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements and statutory audits required by non-U.S. jurisdictions.

Audit-Related Fees. This category consists of assurance and related services provided by Ernst & Young that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”  There were no such services provided during the years ended December 31, 2005 and 2006.

Tax Fees. This category consists of tax services generally for tax compliance and tax preparation.

All Other Fees. None.

The Audit Committee of our etrials subsidiary reviews and approves all services to be provided by Ernst & Young for both audit and permitted non-audit services. The decision of the Audit Committee with respect to non-audit services will be based upon the determination that those services will not impact the audit services provided by Ernst & Young.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

etrials Worldwide, Inc. By: /s/ John K.Cline John K. Cline, Chief Executive Officer President, (Principal Executive Officer ) March 30, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each individual whose signature appears below hereby designates and appoints John K. Cline and James W. Clark, Jr. as such person's true and lawful attorneys-in-fact and agents (the "Attorneys-in-Fact") with full power of substitution and resubstitution, for each person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, which amendments may make such changes in this Annual Report on Form 10-KSB as the Attorneys-in-Fact deem appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto the Attorneys-in-Fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that the Attorneys-in-Fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Any one of the Attorneys-in Fact may exercise the powers granted herein independently of the other.

SIGNATURE	TITLE	DATED
/s/ John K. Cline John K. Cline	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007
/s/ James W. Clark, Jr. James W. Clark, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2007
/s/ Robert Brill Robert Brill	Director	March 30, 2007
/s/ Peter Collins Peter Collins	Director	March 30, 2007
/s/ Peter Coker Peter Coker	Director	March 30, 2007
/s/ Harold Ewen Harold Ewen	Director	March 30, 2007
/s/ Hans Lindroth Hans Lindroth	Director	March 30, 2007
/s/ Don Russell Don Russell	Director	March 30, 2007

EXHIBIT INDEX
Exhibit	Description

2.1
Agreement and Plan of Merger dated August 22, 2005 by and among CEA Acquisition Corporation, etrials Acquisition, Inc., etrials Worldwide, Inc. and certain stockholders of etrials Worldwide, Inc. (Included in Annex A of the proxy statement/prospectus included in the Form S-4 (No. 333-129314), effective January 18, 2006 and incorporated by reference herein).

2.2
Amendment No. 1 to Plan of Merger dated October 31, 2005 by and among CEA Acquisition Corporation, etrials Acquisition, Inc., etrials Worldwide, Inc. and certain stockholders of etrials Worldwide, Inc. (Included in Annex A of the proxy statement/prospectus included in the Form S-4 (No. 333-129314), effective January 18, 2006 and incorporated by reference herein).

2.3
Amendment No. 2 to Plan of Merger dated December 5, 2005 by and among CEA Acquisition Corporation, etrials Acquisition, Inc., etrials Worldwide, Inc. and certain stockholders of etrials Worldwide, Inc. (Included in Annex A of the proxy statement/prospectus included in the Form S-4 (No. 333-129314), effective January 18, 2006 and incorporated by reference herein).

3.1	Certificate of Incorporation of CEA Acquisition Corporation. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

3.1.1	Amended and Restated Certificate of Incorporation of CEA Acquisition Corporation. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

3.2	Bylaws of CEA Acquisition Corporation (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.1	Specimen Unit Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.2	Specimen Common Stock Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.3	Specimen Warrant Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.4	Form of Unit Purchase Option. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.5
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

9.1
Voting Agreement dated August 22, 2005 among CEA Acquisition Corporation, certain security holders of etrials Worldwide, Inc. and certain security holders of CEA Acquisition, Inc. (Incorporated by reference from Current Report on Form 8-K filed August 25, 2005).

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

10.11	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

10.12	CEA 2005 Performance Equity Plan (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed December 13, 2005).*

10.13
Letter Agreement dated as of August 10, 2005 between the Registrant, EarlyBirdCapital, Inc. and American Fund Advisors (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

10.14
Form of Escrow Agreement among CEA Acquisition Corporation, James W. Clark, Jr., as the etrials Stockholders’ Representative and Continental Stock Transfer & Trust Company. (Incorporated by reference from Current Report on 8-K filed August 25, 2005).

10.15
Form of Amendment to Escrow Agreement among CEA Acquisition Corporation, James W. Clark, Jr., as the etrials Stockholders’ Representative and Continental Stock Transfer & Trust Company. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed December 13, 2005).

10.16
Employment Agreement dated August 22, 2005, among CEA Acquisition Corporation, etrials Worldwide, Inc. and John Cline (Incorporated by reference from Current Report on Form 8-K filed August 25, 2005).*

10.17
Employment Agreement dated August 22, 2005, among CEA Acquisition Corporation, etrials Worldwide, Inc. and James W. Clark, Jr. (Incorporated by reference from Current Report on Form 8-K filed August 25, 2005).*

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

10.34	Unconditional Guaranty Agreement dated February 14, 2006 between etrials Worldwide, Inc. and RBC Centura Bank. (Incorporated by reference from Current Report on Form 8-K filed February 15, 2006).

10.35	Unconditional Guaranty Agreement dated March 17, 2006 between etrials Worldwide, Inc. and RBC Centura Bank.(Incorporated by reference to Current Report on Form 8-K/A filed March 31, 2006)**

10.36
Fourth Modification Agreement dated as of April 21, 2006 between etrials, Inc., etrials Worldwide, Inc., etrials Worldwide Limited and RBC Centura Bank. (Incorporated by reference from Quarterly Report on Form 10-QSB filed May 15, 2006)

10.37
Fifth Modification Agreement dated as of May 31, 2006 between and among the Company, etrials, Inc., etrials Worldwide Limited and RBC Centura Bank. (Incorporated by reference from Current Report on Form 8-K filed June 2, 2006)

10.38
Amended and Restated Commercial Promissory Note dated as of May 31, 2006, in $2,000,000 principal amount of etrials, Inc. to RBC Centura Bank. (Incorporated by reference from Current Report on Form 8-K filed June 2, 2006)

10.39	Commercial Promissory Note dated as of May 31, 2006, in $500,000 principal amount of etrials, Inc. to RBC Centura Bank. (Incorporated by reference from Current Report on Form 8-K filed June 2, 2006)

10.40	Amended and Restated 2005 Performance Equity Plan in form approved by stockholders on June 13, 2006. (Incorporated by reference from Current Report on Form 8-K filed June 14, 2006)*

14.1	Code of Ethics adopted by the etrials Worldwide, Inc. (Incorporated by reference from Current Report on Form 8-K filed April 10, 2006.)

16.1	Letter from BDO Seidman, LLP dated February 22, 2006 regarding change in certifying accountant. (Incorporated by reference from Current Report on Form 8-K/A filed on February 23, 2006.)

23.1	Consent of Ernst & Young LLP to incorporate by reference into Registration Statement on Form S-8 No. 333-136668.**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.**

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbannes-Oxley Act of 2002.**

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.**

* Management contract or compensatory plan or arrangement.
**Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
etrials Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of etrials Worldwide, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of etrials Worldwide, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ Ernst & Young LLP
Raleigh, North Carolina
March 20, 2007

etrials Worldwide, Inc.
Consolidated Balance Sheets

	December 31
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$11,828,667	$1,650,323
Short-term investments	8,160,293	—
Accounts receivable, net of allowance for doubtful accounts of $22,000 and $45,000, respectively	4,980,350	2,510,279
Prepaid expenses and other current assets	408,786	355,031
Total current assets	25,378,096	4,515,633
Property and equipment, net of accumulated depreciation of $3,040,264 and $2,251,765, respectively	1,856,949	1,397,407
Goodwill	8,011,037	8,011,037
Developed technology, net of accumulated amortization of $1,658,491 and $1,570,073, respectively	15,199	103,617
Deferred acquisition costs	—	793,056
Other assets	117,021	87,871
Total assets	$35,378,302	$14,908,621

Liabilities, Redeemable Convertible Preferred Stock and Stockholders Equity (Deficit)
Current liabilities:
Accounts payable	$804,471	$635,287
Accrued expenses	1,976,226	1,142,861
Deferred revenue	2,013,533	2,011,921
Bank line of credit and other short-term borrowings	646,000	820,000
Current portion of capital lease obligations	74,796	117,869
Total current liabilities	5,515,026	4,727,938
Capital lease obligations, net of current portion	46,846	121,329
Long-term borrowings, net of current portion	20,000	140,000
Total liabilities	5,581,872	4,989,267

Commitments and contingencies

Series A redeemable convertible preferred stock; $0.0001 par value; 3,760,200 shares authorized,
2,752,616 shares issued and outstanding at December 31, 2005, (aggregate liquidation
value of $12,667,837 at December 31, 2005)	—	11,714,413
Series B redeemable convertible preferred stock; $0.0001 par value; 877,380 shares authorized,
257,668 shares issued and outstanding at December 31, 2005, (aggregate liquidation
value of $2,237,136 at December 31, 2005)	—	1,932,860

Stockholders' equity (deficit)
Common stock; $0.0001 par value; 50,000,000 and 10,027,200 shares authorized at December 31, 2006 and 2005, respectively, 12,278,803 and 3,471,792 shares issued and outstanding at
December 31, 2006 and 2005, respectively	1,228	335
Additional paid-in capital	53,629,085	19,705,689
Deferred compensation	(108,102)	(207,046)
Prepaid software application-hosting discount	—	(140,000)
Accumulated other comprehensive income	—	(1,850)
Accumulated deficit	(23,725,781)	(23,085,047)
Total stockholders' equity (deficit)	29,796,430	(3,727,919)
Total liabilities, redeemable convertible preferred stock and stockholders' equity (deficit)	$35,378,302	$14,908,621

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Operations

	Year Ended December 31
	2006	2005

Net service revenues	$15,528,390	$13,187,085
Reimbursable out-of-pocket revenues	3,651,660	436,203
Total revenues	19,180,050	13,623,288

Costs and expenses:
Costs of revenues	6,747,957	5,917,372
Reimbursable out-of-pocket expenses	3,651,660	436,203
Sales and marketing	3,379,183	3,148,637
General and administrative	4,906,222	3,275,519
Amortization of intangible assets	88,414	559,488
Research and development	1,835,015	1,570,104
Total cost and expenses	20,608,451	14,907,323
Operating loss	(1,428,401)	(1,284,035)

Other income (expenses):
Interest expense	(95,498)	(62,439)
Interest income	899,200	7,777
Other (expense) income, net	(16,035)	6,240
Total other income (expenses), net	787,667	(48,422)
Net loss	(640,734)	(1,332,457)
Dividends and accretion of preferred stock	(95,969)	(1,152,828)
Induced conversion of common stock warrants	(1,030,000)	—
Net loss attributable to common stockholders	$(1,766,703)	$(2,485,285)

Loss per common share:
Basic and diluted loss per share attributable to common stockholders	$(0.18)	$(0.78)

Basic and diluted weighted average common shares outstanding	10,010,543	3,190,911

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)

					Prepaid Software	Accumulated		Total
			Additional		Application-	Other		Stockholders’
	Common Stock		Paid-In	Deferred	Hosting	Comprehensive	Accumulated	Equity
	Shares	Amount	Capital	Compensation	Discount	Income (Loss)	Deficit	(Deficit)
Balance at December 31, 2004	3,092,858	$309	$19,700,119	$-	$-	$117,487	$(21,752,590)	$(1,934,675)
Issuance of common stock for prepaid application-hosting discount	220,840	10	559,990	-	(560,000)	-	-	-
Amortization of prepaid application-hosting discount	-	-	175,000	-	420,000	-	-	595,000
Employee stock based compensation	-	-	147,500	(147,500)	-	-	-	-
Issuance of options to purchase common stock to non-employee for services	-	-	117,768	(117,768)	-	-	-	-
Amortization of deferred compensation	-	-	-	58,222	-	-	-	58,222
Exercise of common stock warrants	93,324	9	15,442	-	-	-	-	15,451
Exercise of employee stock options	64,770	7	142,698	-	-	-	-	142,705
Dividends and accretion of preferred stock	-	-	(1,152,828)	-	-	-	-	(1,152,828)
Net loss	-	-	-	-	-	-	(1,332,457)	(1,332,457)
Change in cumulative translation adjustment	-	-	-	-	-	(119,337)	-	(119,337)
Comprehensive loss								(1,451,794)
Balance at December 31, 2005	3,471,792	335	19,705,689	(207,046)	(140,000)	(1,850)	(23,085,047)	(3,727,919)
Amendment to prepaid software application-hosting discount	(81,793)	4	194,335	-	140,000	-	-	334,339
Conversion of redeemable convertible preferred stock into common stock	3,395,369	340	13,742,904	-	-	-	-	13,743,244
Issuance of common stock to warrant holders for inducement conversion	157,512	16	(16)	-	-	-	-	-
Issuance of common stock in connection with reverse acquisition of CEA, net of acquisition costs	4,900,000	490	19,634,459	-	-	-	-	19,634,949
Stock-based compensation recorded in accordance with SFAS 123R	-	-	766,546	-	-	-	-	766,546
Purchase of outstanding common stock	(123,700)	(12)	(468,988)	-	-	-	-	(469,000)
Amortization of deferred compensation	-	-	-	53,902	-	-	-	53,902
Reversal of employee stock compensation expense due to terminations	-	-	(56,000)	45,042	-	-	-	(10,958)
Exercise of common stock warrants	491,149	49	64,313	-	-	-	-	64,362
Exercise of employee stock options	68,474	6	141,812	-	-	-	-	141,818
Dividends and accretion of preferred stock	-	-	(95,969)	-	-	-	-	(95,969)
Net loss	-	-	-	-	-	-	(640,734)	(640,734)
Change in cumulative translation adjustment	-	-	-	-	-	1,850	-	1,850
Comprehensive income								(598,884)
Balance at December 31, 2006	12,278,803	$1,228	$53,629,085	$(108,102)	$-	$-	$(23,725,781)	$29,796,430

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31
	2006	2005
Operating activities
Net loss	$(640,734)	$(1,332,457)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	765,977	1,084,165
Accreation / Amortization of premium/discount on investments held-to-maturity	(29,690)	—
Amortization of prepaid software application-hosting discount	334,339	595,000
Stock-based compensation expense	809,490	58,222
Provision for allowance for doubtful accounts	(23,000)	5,000
Loss on sale of assets	137	41,349
Foreign currency remeasurement losses	14,914	—
Changes in operating assets and liabilities:
Accounts receivable	(2,447,071)	(278,750)
Prepaid expenses and other assets	(81,935)	90,577
Accounts payable and accrued expenses	993,636	322,503
Deferred revenue	1,612	729,080
Net cash (used in) provided by operating activities	(302,325)	1,314,689
Investing activities
Proceeds from sale of property and equipment	—	15,475
Purchase of property and equipment	(706,699)	(728,368)
Capitalized internal software development costs	(432,636)	(158,328)
Purchases of investments	(12,831,573)	—
Maturity of investments	4,700,000	—
Net cash used in investing activities	(9,270,908)	(871,221)
Financing activities
Purchase of outstanding common stock	(469,000)	—
Payments of deferred acquisition costs	—	(770,432)
Net payments on borrowings from stockholder	—	(727,990)
Proceeds from bank line of credit	(174,000)	700,000
Proceeds from bank equipment loan	—	300,000
Payments on bank equipment loan	(120,000)	(40,000)
Principal payments on capital leases	(122,186)	(97,695)
Proceeds from issuance of stock options and warrants	206,180	158,156
Proceeds from issuance of common stock in reverse acquisition of CEA, net of issuance
costs	20,428,005	—
Net cash provided by (used in) financing activities	19,748,999	(477,961)
Effect of exchange rate changes on cash	2,578	(21,833)
Net increase (decrease) in cash and cash equivalents	10,178,344	(56,326)
Cash and cash equivalents at beginning of year	1,650,323	1,706,649
Cash and cash equivalents at end of year	$11,828,667	$1,650,323

Supplemental cash flow information
Cash paid for interest	$96,025	$74,613
Non-cash information:
Induced conversion of common stock warrants	$1,030,000	$—
Common stock issued to customer for prepaid software application-hosting discount	$—	$1,260,000
Accretion and dividends on Series A and B redeemable convertible preferred stock	$95,969	$1,152,828
Purchase of fixed assets under capital leases	$—	$160,340

See accompanying notes.

etrials Worldwide, Inc.

Notes to Consolidated Financial Statements

1. Organization and Capitalization

etrials Worldwide, Inc.

 etrials Worldwide, Inc. (“etrials” or the “Company”) is a provider of eClinical software technology and services to pharmaceutical, biotechnology, medical device, and contract research organizations. The Company offers insight into the clinical trial process, maximizing its customers’ return on investment and accelerating their time to market. The Company’s primary focus is on the costly and time-consuming clinical trial phase of drug development.

The Company’s operations are subject to certain risks and uncertainties, including among others, rapid technological change, increased competition from existing competitors and new entrants, lack of operating history, and dependence upon key members of the management team. The operating results are also affected by general economic conditions affecting the pharmaceutical industry.

Merger and Accounting Treatment

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

On February 9, 2006 etrials Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of CEA, consummated a merger with etrials Worldwide, Inc., in which etrials Worldwide, Inc. changed its name back to etrials, Inc. and became CEA’s wholly owned subsidiary. At that time CEA changed its name to etrials Worldwide, Inc.

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

The shares of common stock held by etrials stockholders were converted into a total of 7,446,360 shares of CEA’s common stock, or approximately 60.3% of the subsequently outstanding common stock of the combined company. In connection with the merger, etrials’ stockholders also received warrants to purchase 4,250,000 shares of CEA common stock with an exercise price of $5.00 per share. The warrants issued in the merger are immediately tradable.

Upon consummation of the merger, $21.4 million was released from trust to be used by the combined company. After payments totaling approximately $900,000 for professional fees and other costs related to the merger, the net proceeds amounted to $20.5 million. The total direct and incremental costs incurred by the Company in connection with the merger was reflected as a reduction to additional paid-in capital as of the effective date of the merger.

Induced Conversion of Common Stock Warrants

In order to induce certain pre-merger common stock warrant holders to exercise their warrants concurrent with the reverse acquisition, the Company issued such warrant holders 157,512 shares of common stock and 73,073 warrants to purchase common stock with an estimated aggregate fair value of $1,030,000. The Company accounted for the consideration allocated to these warrant holders as an induced conversion feature. Accordingly, the fair value of this consideration has been reflected as an increase to net loss in the computation of loss per common share attributable to common stockholders in the accompanying consolidated statement of operations for the year ended December 31, 2006.

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

Series A and Series B Redeemable Convertible Preferred Stock

In connection with the reverse acquisition of CEA in February 2006, all of the outstanding shares of Series A and Series B redeemable convertible preferred stock of etrials plus accrued dividends were converted into 3,395,369 shares of common stock and 1,945,741 warrants of the Company. The Company accreted an aggregate $95,969 and $1,152,828 for the year ended December 31, 2006 and 2005, respectively, of dividends related to its redeemable convertible preferred stock.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, etrials Worldwide LTD. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The estimated total labor hours of contracts are reviewed and revised periodically throughout the duration of the contracts with adjustment to revenues from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is reasonably possible that the estimates will change in the near term and could result in a material change. The Company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues. No such losses have been incurred as of December 31, 2006.

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

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. As of December 31, 2006, the Company has not experienced any material losses on uncompleted contracts.

The following summarizes the components of the revenues recognized for the years ended December 31, 2006 and 2005:

	Year Ended December 31
	2006	2005
Services	$10,975,720	$9,845,914
Software subscriptions and usage fees	3,083,833	2,297,074
Hosting fees	1,468,837	1,044,097
Net service revenues	15,528,390	13,187,085
Reimbursable out-of-pocket revenues	3,651,660	436,203
Total	$19,180,050	$13,623,288

The Company accounts for pass-through expenses in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14). EITF No. 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenues in the statement of operations.

Costs of revenues consist of compensation and related fringe benefits for project-related associates, unreimbursed project related costs and indirect costs including facilities, information systems, and other costs. Selling, general, and administrative costs are charged to expense as incurred.

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

In connection with a software application-hosting agreement entered into on April 1, 2005, the Company issued a customer 220,840 shares of the Company’s common stock with an estimated fair value of $1.26 million. Of the 220,840 shares issued, 98,151 were vested immediately and the remaining 122,689 shares of common stock were placed in escrow. In the event the customer terminated certain agreements during the three year period, all or part of the shares held in escrow would have been forfeited. EITF 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), requires that the value of the common stock be treated as a reduction in revenue. The fair value of the 98,151 shares of non-forfeitable common stock was recorded to common stock and additional paid-in capital and to prepaid software application-hosting discount, a contra-equity account. The prepaid software application-hosting discount was originally reduced on a straight-line basis over the three year term of the agreement, offsetting revenue generated under the agreement. In accordance with EITF Topic D-90, Grantor Balance Sheet Presentation of Unvested, Forfeitable Equity Instruments Granted to a Non-employee, the fair value of the 122,689 shares of forfeitable common stock held in escrow were treated as un-issued for accounting purposes until the future services were provided and the shares became vested. Accordingly, the fair value of the 220,840 shares of common stock were recorded to additional paid-in-capital as the reduction to revenue is recorded on a straight-line basis over the term of the agreement. In accordance with EITF 96-18, Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services, the fair value of the common stock was re-measured at each interim reporting date during the performance period with changes in fair value reflected as a cumulative adjustment.

Effective February 8, 2006, the Company amended the software application-hosting agreement previously entered into with a customer on April 1, 2005. Under the terms of the amendment, the Company released from escrow 40,897 shares and terminated 81,792 shares of common stock, which were previously held in escrow, resulting in a total of 139,048 shares issued to this customer. As a result of this amendment, there are no longer any shares held in escrow and the shares issued are no longer subject to forfeiture should the customer terminate certain agreements. In connection with this amended application-hosting agreement, the Company recorded a final reduction to revenues of $334,339 during the year ended December 31, 2006, which reflects the fair value of the total shares of common stock issued to the customer as of February 8, 2006 less the discounts previously recorded.

Internal Use Software and Website Development Costs

The Company applies the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs, which sets forth the accounting for website development costs based on the website development activity. The Company applies the guidance set forth in SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP No. 98-1), in accounting for the development of internal use software. SOP No. 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life of one to three years. The Company has capitalized $432,636 and $158,328 of internal software development costs during the years ended December 31, 2006 and 2005, respectively.

Warranties and Indemnification

The Company’s hosting service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s online help documentation under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of December 31, 2006.

The Company has entered into service level agreements with its hosted application customers warranting certain levels of uptime reliability and permitting those customers to receive credits against monthly hosting fees or terminate their agreements in the event that the Company fails to meet those levels. As of December 31, 2006, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Concentration of Credit Risk

The following table summarizes the number of customers who individually comprise greater than 10% of consolidated revenues and consolidated accounts receivable.

	Number of Customers	Percent of Consolidated Revenue	Number of Customers	Percent of Consolidated Accounts Receivable
Year ended December 31:
2005	3	47%	3	59%
2006	3	43%	2	48%

The Company’s principal financial instruments subject to credit risk are cash and cash equivalents, short-term investments, and accounts receivable, which are unsecured. The Company maintains cash balances at financial institutions that may at times exceed federally insured limits. The Company maintains this cash at high credit quality institutions and, as a result, believes credit risk related to its cash is minimal. The Company generally does not require collateral as a substantial amount of the revenues are generated from recurring customers. Management performs periodic reviews of the aging of customer balances, the current economic environment and its industry experience and establishes an allowance on accounts receivable based on these reviews.

The Company serves all of its application-hosting customers from third-party web hosting facilities located in North Carolina and Florida. The Company does not control the operation of these facilities, and they are vulnerable to damage or interruption. The Company maintains redundant systems that can be used to provide service in the event the third-party web hosting facilities becomes unavailable, although in such circumstances, the Company’s service may be interrupted during the transition.

Cash, Cash Equivalents and Short-Term Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of between 91 days and one year to be short-term investments. The Company invests in high quality investments rated at least A2 by Moody’s Investors Service or A by Standard & Poors.

Property and Equipment

Property and equipment is recorded at cost. Computer hardware, software and equipment and furniture and fixtures are depreciated on a straight-line basis over the estimated useful lives of the assets and leasehold improvements are depreciated over the lesser of the lease term or useful lives of such assets, as follows:

Asset	Years
Leasehold improvements	Shorter of life of lease term or 5
Computer hardware, software and equipment	3 to 5
Capitalized internal software development costs	1 to 3
Furniture and fixtures	5 to 7

Intangible Assets

In connection with the acquisition of Araccel Corporation in January 2003, the Company allocated $1,541,690 of the total purchase consideration to the acquired developed technology, which is being amortized on a straight-line basis over its estimated useful life of three years.

During April 2004, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) with Authentrics, Inc. (Authentrics) whereby the Company acquired an interactive voice recognition system technology (Acquired Technology) and certain other assets in exchange for 24,538 shares of common stock. The total cost of acquired technology of $132,000 is being amortized on a straight-line basis over its estimated useful life of three years. The Company recorded total amortization expense of $88,418 and $559,488 for the years ended December 31, 2006 and 2005, respectively related to these assets.

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

Goodwill

The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value. The Company has elected to perform its annual impairment test as of November 1 of each calendar year. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of performing the goodwill impairment test, the Company has historically identified two reporting units, its United States operating segment and its United Kingdom operating segment, based on criteria specified in SFAS No. 142. Goodwill was allocated to these reporting units in proportion to the carrying values of the segments’ assets as of the date of acquisition. During the fourth quarter of 2005, the Company restructured the accounting and reporting structure for its international operations. As a result of this restructuring, the Company concluded it has one reporting unit for purposes of performing the goodwill impairment analysis as of November 2005 and subsequent thereto. During November 2006, the Company completed the required annual test, which indicated there was no impairment.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and outstanding indebtedness. In management’s opinion, the carrying amount of these financial instruments approximates their fair values at December 31, 2006 and 2005, based on their short-term nature or underlying variable interest rate.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share Based Payment (SFAS 123R). SFAS 123R replaces SFAS No. 123 Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using the fair value method. The provisions of SFAS 123R are effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (January 1, 2006 for the Company). SFAS 123R requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The Company will recognize excess tax benefits when those benefits reduce current income taxes payable. The Company recognizes compensation cost for awards with pro rata vesting using the straight line prorated method.

The Company used the minimum-value method as a non-public company to estimate the fair value of stock awards under SFAS 123 for pro forma footnote disclosure purposes, the Company was required to adopt SFAS 123R using the “prospective-transition” method upon the effective date. Under the prospective transition method, nonpublic entities that previously applied SFAS 123 using the minimum-value method for financial statement recognition or pro forma disclosure purposes will continue to account for non-vested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as they had been accounted for prior to adoption (APB 25 intrinsic value method for the Company). All awards granted, modified, or settled after the date of adoption have been accounted for using the measurement, recognition, and attribution provisions of SFAS 123R. The Company has continued to recognize compensation expense for awards issued prior to the adoption of SFAS 123R in accordance with the provisions of APB 25.

The Company maintains an Equity Compensation Plan (the “Plan”) to provide incentives to eligible employees, officers, directors and consultants in the form of non-qualified stock options and, as permissible, incentive stock options. The Company has reserved a total of 3,200,000 shares of common stock for issuance under the Plan. Of this amount, 367,943 shares are available for future stock option grants as of December 31, 2006.

The Board of Directors has the authority to administer the Plan and determine, among other things, the interpretation of any provisions of the Plan, the number of options that an individual may be granted, vesting schedules and option exercise prices. With few exceptions, stock options granted under the Plan have vesting periods of three to five years, have a contractual life not to exceed ten years, and have exercise prices equal to the estimated fair market value of the Company’s common stock on the grant date.

 Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense, including trade show expenses, amounted to approximately $474,000 and $598,000 for the years ended December 31, 2006 and 2005, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109). Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance for its net deferred tax assets when it is more likely than not, such assets will not be realized in the foreseeable future.

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

The financial statements of the Company’s foreign subsidiary in the United Kingdom are translated in accordance with SFAS No. 52, Foreign Currency Translation. Prior to April 1, 2006 assets and liabilities denominated in foreign currencies were translated into U.S. dollars at current exchange rates. Operating results were translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from the translation of assets and liabilities were included as a component of accumulated other comprehensive income in stockholders’ equity (deficit). Effective April 1, 2006 re-measurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense) in the accompanying consolidated statement of operations.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), establishes standards for the way public business enterprises report about operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Historically the Company has maintained two operating segments which were identified based on the geographical areas of operations. Both operating segments provided a range of clinical trial services primarily to contract research organizations and drug development companies. The operating segments were historically aggregated for financial reporting purposes based on similarities and consistencies in the customer base, economic characteristics, and methods of marketing, selling and providing services in each operating segment. During the fourth quarter of 2005, the Company restructured the accounting and reporting structure for its international operations. As a result of this restructuring, the Company concluded it now has one operating segment for purposes of applying the guidance set forth in SFAS 131.

Loss Per Common Share

Basic and diluted loss per common share was determined by dividing net loss attributable to common stockholders by the weighted average common shares outstanding during the period in accordance with SFAS No. 128, Earnings Per Share (SFAS 128). Diluted net income per share includes the effects of all dilutive, potentially issuable common shares.

The following common share equivalents have been excluded from the computation of diluted weighted average shares outstanding as the effect would have been anti-dilutive:

	December 31
	2006	2005
Series A Preferred Stock	—	2,752,616
Series B Preferred Stock	—	257,668
Options outstanding	2,775,913	1,756,376
Warrants outstanding	12,350,000	1,092,167

In addition, the 1,566,250 shares of common stock held in escrow as of December 31, 2006 in connection with the reverse acquisition of CEA have been excluded from the computation of basic and diluted loss per share in accordance with SFAS 128.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes , which is an interpretation of SFAS No. 109 , Accounting for Income Taxes . FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB Statement No. 5, Accounting for Contingencies . FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will implement this interpretation in the fiscal year starting January 1, 2007. The Company is currently analyzing the effect, if any, FIN 48 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently analyzing the effect, if any, SFAS 157 will have on the Company’s consolidated financial position and results of operations.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).  SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material and therefore must be quantified.  SAB 108 is effective for years ending on or after November 15, 2006.

3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following:

	December 31
	2006	2005

Cash	$3,115,362	$187,849
Money market	6,024,155	1,462,474
U.S. agency notes	2,689,150	-
Total cash and cash equivalent	$11,828,667	$1,650,323

Auction rate securities	$6,600,000	$-
Corporate bonds	1,560,293	-
Total short-term investments	$8,160,293	$-

4. Accounts Receivable

Accounts receivable consists of the following:

	December 31
	2006	2005

Billed accounts receivable	$3,394,583	$1,219,164
Unbilled accounts receivable	1,607,767	1,336,115
Total accounts receivable	5,002,350	2,555,279
Allowance for doubtful accounts	(22,000)	(45,000)
	$4,980,350	$2,510,279

The following table summarizes activity in the Company’s allowance for doubtful accounts:

	Year Ended December 31
	2006	2005

Beginning of period	$45,000	$40,000
(Decrease) increase in bad debt expense	(23,000)	5,000
End of period	$22,000	$45,000

5. Property and Equipment

Property and equipment consists of the following:

	December 31
	2006	2005

Leasehold improvements	$92,252	$79,296
Computer hardware, software and equipment	3,662,364	2,886,763
Capitalized internal software development costs	715,716	283,080
Furniture and fixtures	426,881	400,033
Total property and equipment	4,897,213	3,649,172
Accumulated depreciation	(3,040,264)	(2,251,765)
	$1,856,949	$1,397,407

The Company recorded depreciation expense of approximately $678,000 and $525,000, for the years ended December 31, 2006 and 2005, respectively.

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31
	2006	2005

Accrued professional fees	$97,881	$172,717
Accrued client reimbursable expenses	866,032	—
Accrued other expenses	545,194	440,999
Accrued compensation	206,106	310,422
Accrued vacation	261,013	218,723
	$1,976,226	$1,142,861

7. Income Taxes

The Company has no current provision for income taxes. Due to the history of losses by the Company, management has determined that a valuation allowance is needed to reduce the net deferred tax assets to zero. The Company’s loss before taxes in the US for the years ended December 31, 2006 and 2005 were $(799,760) and $(613,005), respectively. The Company’s income (loss) before taxes in the UK for the year ended December 31, 2006 and 2005 were $154,160 and $(719,632). Components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2006	2005
Deferred tax assets:
Net operating loss carryforward	$9,650,000	$9,286,000
Foreign net operating loss carryforward	674,000	649,000
Research and development tax credits	77,000	77,000
Accrual to cash conversion	─	372,000
Developed technology	1,001,000	1,085,000
Deferred compensation	304,000	38,000
Amortization	315,000	214,000
Accrued Expenses	100,000	─
Reserve for doubtful accounts	8,000	─
	12,129,000	11,721,000
Deferred tax liabilities:
Fixed assets	207,000	81,000
Net deferred tax assets	11,922,000	11,640,000
Valuation allowance	(11,922,000)	(11,640,000)
Total deferred tax assets	$—	$—

The reasons for differences between the actual income tax benefit and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows:

	Year Ended December 31
	2006	2005

Income tax provision (benefit) at statutory rate	$(218,000)	$(453,000)
State income taxes, net of federal benefit	(35,000)	(60,000)
Non-deductible expenses and other	(29,000)	62,000
Change in valuation allowance	282,000	451,000
Income Tax Benefit	$—	$—

The Company has operating loss carryforwards for federal tax purposes of approximately $26.3 million and $25.4 million at December 31, 2006 and 2005, respectively, expiring beginning in 2010. The Company has state net operating losses of approximately $15.6 million and $14.3 million at December 31, 2006 and 2005, respectively, available to offset future state taxable income, expiring beginning in 2010.

At December 31, 2006, the Company no longer qualified to use the cash method of accounting for tax purposes under the Small Business Taxpayer Exemption. An adjustment was made under IRC Section 481 to convert the Company to the accrual method for tax purposes and since this adjustment was negative, it is included in the 2006 tax return and no deferred tax asset or liability exists for accrual to cash conversion at December 31, 2006.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which might cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative change in ownership of more than 50% over a three-year period.

The American Jobs Creation Act of 2004 added section 409A to the Internal Revenue Code. Section 409A provides that all amounts deferred under a nonqualified deferred compensation plan for all taxable years are currently includible in gross income to the extent not subject to a substantial risk of forfeiture and not previously included in gross income, unless certain requirements are met. Generally, these new rules are effective for amounts deferred after December 31, 2004. Management has reviewed these requirements and believes all requirements have been met. Actual results could differ.

8. Debt

Debt consists of the following:

	December 31
	2006	2005

Borrowings:
Bank line of credit, with an interest rate of 8.50% and 7.75% at December 31, 2006 and 2005, respectively	$526,000	$700,000
Bank equipment loan, with an interest rate of 9.25% and 8.25% at December 31, 2006 and 2005, respectively	140,000	260,000
Total borrowings	666,000	960,000
Bank line of credit and other short-term borrowings	646,000	820,000
Long-term borrowings, less current portion	$20,000	$140,000

Stockholder Line of Credit Agreement

During 2001, the Company entered into a line of credit agreement with certain stockholders that provided for maximum borrowings of $700,000. Advances on the line of credit were based on accounts receivable of the Company. The agreement required written requests for advances not to exceed 80% of the associated accounts receivable. Interest was accrued and due on the advances at 3% if repaid within thirty days and an additional 1% for every ten days thereafter. During the year ended December 31, 2003, the stockholders increased the Company’s borrowing capacity under the line of credit agreement to $900,000. This line of credit was repaid in February 2005.

Bank Line of Credit

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank, these loan agreements were modified on May 31, 2006 and a third loan agreement was added. The first agreement is a $2,000,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%. The second agreement is a $300,000 equipment line of credit. This loan funds equipment purchases and provides for interest at the bank’s prime rate of interest plus 1.0%. Borrowings under the equipment line of credit are being paid over a period of thirty months. The third agreement is a $500,000 equipment line of credit. This loan funds equipment purchases and provides for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit, if any, will be paid over a period of thirty-five months. The Company has not had any borrowings under this equipment loan as of December 31, 2006. Each of these borrowings are secured primarily by accounts receivable and certain other assets.

9. Commitments and Contingencies

Lease Commitments

The Company leases office space and office equipment under non-cancelable operating leases expiring from 2006 through 2013. The cost of property and equipment that is acquired under terms of leases that substantially transfer all of the rights and risk of ownership are capitalized by the Company. The original cost and related accumulated depreciation on property and equipment under capital leases as of December 31, 2006 was approximately $367,000 and $194,000, respectively. Depreciation expense related to the capital assets acquired under capitalized leases has been included in the applicable accumulated depreciation accounts.

At December 31, 2006, future minimum lease payments under capital and operating leases are as follows:

Period Ending December 31	Capital Leases	Operating Leases
2007	$83,204	$592,451
2008	31,676	583,739
2009	23,376	591,722
2010	—	578,809
2011	—	415,232
2012 and thereafter	—	490,898
Total required lease payments	138,256	$3,252,851

Less interest included	(16,614)
Total minimum payments	121,642
Current portion of capital lease	(74,796)
Long-term portion of capital lease	$46,846

Rent expense totaled approximately $579,000 and $559,000 for the years ended December 31, 2006 and 2005, respectively.

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

On July 17, 2006 the Company was informed that an action was filed by a company alleging that the Company had infringed on its patent. The plaintiff alleging infringement has not specified damages so management is unable to estimate a potential range of loss, if any, and therefore, no accrual has been made for potential loss in the financial statements. Management intends to vigorously contest the action. No assurance can be given as to the outcome of this litigation.

Retirement Plan

The Company has established a 401(k) retirement plan for the benefit of all eligible U.S. employees. Participants may contribute a portion of eligible wages, not to exceed annual statutory limitations, to the plan. The Company has elected in 2005 under Safe Harbor rules to match eligible employee contributions at a rate of 100% of the employee contribution limited to 5% of the employee salary. For its employees located in the United Kingdom, the Company contributes 5% of staff salaries to an independent employee retirement plan. The Company made total contributions to both plans of approximately $263,000 and $230,000 for the years ended December 31, 2006 and 2005, respectively.

10. Stockholders’ Equity (Deficit)

Outstanding Warrants

The Company’s outstanding warrants were issued in two transactions. CEA sold 4,025,000 units (the Units) in its initial public offering in 2004. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two warrants. In connection with this initial public offering, CEA issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. In connection with the CEA merger, the Company also issued to shareholders of etrials warrants to purchase 4,300,000 Warrants as part of the merger consideration.

At December 31, 2006, the Company had outstanding 12,350,000 warrants to purchase common stock. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share on the terms and conditions set forth in the warrants and the warrant agreement governing the warrants. The warrants expire on February 12, 2008, unless redeemed before that time. The warrants are redeemable at the option of the Company at a price of $.01 per warrant upon 30 days notice by the Company after the warrants become exercisable, only in the event that the last sale price of the common stock of the Company is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given.

In addition, 700,000 warrants underlying an underwriters’ purchase option are subject to the same terms and conditions as the outstanding warrants of the Company described above, except that the exercise price is $6.40 per share. The exercise price and number of units issuable upon exercise of the undewriters’ purchase option may be adjusted in certain circumstances, including issuances of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances at a price below its exercise price. The holders of the underwriters’ purchase option have demand and piggy-back registration rights under the Securities Act for periods of five and seven years, respectively, from the date of the initial public offering of the Company with respect to registration of the securities directly and indirectly issuable upon exercise of the underwriters’ purchase option.

As of December 31, 2006, the Company had reserved a total of 16,543,856 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Unit purchase options (See Note 1)	1,050,000
Stock options outstanding	2,775,913
Reserved for future stock option grants	367,943
Common stock warrants outstanding	12,350,000
Total shares reserved for future issuance	16,543,856

11. Stock-Based Compensation

The Company’s 2005 Equity Performance Plan (the “Plan”) was approved by the shareholders of the Company on February 9, 2006. The purpose of the Plan is to provide incentives to eligible employees, officers, directors and consultants in the form of non-qualified stock options and, as permissible, incentive stock options. On February 9, 2006, the Company had a total of 2,100,000 shares of common stock reserved for issuance under the Plan. On June 13, 2006, the shareholders voted to increase the number of shares issuable under the Plan to 3,200,000 shares. Of this amount, 367,943 shares were available for future stock option grant as of December 31, 2006.

Effective with the adoption of SFAS 123R, the Company has elected to use the Black-Scholes-Merton option pricing model to determine the weighted average fair value of options granted. The Company has a limited trading history for its common stock as it began trading on the NASDAQ National Market on February 10, 2006. Accordingly, the Company has determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based upon the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures. As a result, using historical data among other factors, the Company has applied an estimated forfeiture rate of 5.18% in determining the expense recorded in the Company’s consolidated statement of operations.

The weighted average exercise price of options granted during the years ended December 31, 2006 and December 31, 2005, was $5.56 and $4.35, respectively. The assumptions utilized to determine the above values are indicated in the following table:

Year Ended December 31
2006
Expected dividend yield	0%
Expected volatility	100%
Risk-free interest rate	5.08%
Expected life (in years)	3.71

During the year ended December 31, 2006, the Company recorded $809,490 of stock-based compensation expense, of which $766,546 was related to options issued subsequent to the adoption of SFAS No. 123R. The stock-based compensation expense recorded during the year ended December 31, 2006 reduced both basic and diluted earnings per share by $0.08. As of December 31, 2006, there was $2,725,810 of unrecognized compensation expense related to non-vested share awards issued under SFAS 123R that is expected to be recognized over a weighted-average period of 2.06 years. Net cash provided by operating and financing activities was unchanged for the period ended December 31, 2006, since there were no excess tax benefits from stock-based compensation plans. The remaining stock-based compensation expense is due to the amortization of previously recorded deferred compensation, for stock options that have continued to be accounted for under APB 25 in accordance with the prospective transition method of SFAS 123R. As of December 31, 2006, there was $108,102 of deferred compensation recorded related to such options.

The following summarizes activity of the Plan:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	1,620,804	$1.92
Granted	306,605	4.61
Exercised	(72,747)	1.96
Canceled	(98,286)	2.39
Outstanding at December 31, 2005	1,756,376	$2.36
Granted	1,315,415	5.56
Exercised	(69,992)	2.03
Canceled	(225,886)	3.22
Outstanding at December 31, 2006	2,775,913	$3.82	5.51	$10,610,643
Exercisable at December 31, 2006	1,303,557	$2.56	5.78	3,331,625
Vested or expected to vest at December 31, 2006				$297,396

The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $176,000.

Selected information regarding stock options as of December 31, 2006 is as follows:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Number of	Life	Exercise	Number of	Exercise
Exercise Price			Shares	(in Years)	Price	Shares	Price
$ 0.57	-	$ 1.14	56,498	2.68	$ 0.91	56,498	$ 0.91
$ 1.15	-	$ 1.71	159,441	4.30	1.63	159,441	1.63
$ 1.72	-	$ 2.28	1,062,339	6.60	2.02	842,065	1.98
$ 4.00	-	$ 4.57	260,625	6.38	4.34	31,171	4.35
$ 4.58	-	$ 5.14	62,010	8.88	5.08	17,224	5.08
$ 5.15	-	$ 5.71	1,175,000	4.45	5.71	197,158	5.71
			2,775,913	5.51	$ 3.82	1,303,557	$ 2.56

A summary of the activity of the Company’s unvested stock options is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	766,297	$2.70
Granted	1,315,415	2.92
Vested	(383,470)	2.74
Forfeited	(225,886)	2.54
Unvested at December 31, 2006	1,472,356	$2.91

12. Quarterly Financial Data (unaudited)

The following table presents a summary of quarterly results of operations for 2005 and 2006:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2005:
Total revenues	$3,697,870	$3,853,430	$3,265,228	$2,806,760
Net income (loss)	83,396	(101,626)	(132,727)	(1,181,500)
Net loss attributable to common stockholders	(204,811)	(389,833)	(420,934)	(1,469,707)
Net loss per share attributable to common stockholders - basic and diluted	(0.08)	(0.12)	(0.12)	(0.46)

Year ended December 31, 2006:
Total revenues	$2,759,663	$6,094,398	$4,776,208	$5,549,781
Net (loss) income	(1,047,149)	60,746	391,487	(45,818)
Net (loss) income attributable to common stockholders	(2,173,118)	60,746	391,487	(45,818)
Net (loss) earnings per share attributable to common stockholders - basic	(0.29)	0.01	0.04	(0.00)
Net (loss) earnings per share attributable to common stockholders - diluted	(0.29)	0.01	0.03	(0.00)

During the preparation of the consolidated financial statements for the year ended December 31, 2006, the Company recorded adjustments in the fourth quarter of 2006 for transactions that occurred in previously reported periods. The impact in the fourth quarter of 2006 of recording these transactions was net loss attributable to common shareholders of $(97,490) The Company determined that these adjustments, were immaterial to prior periods and to the fourth quarter of 2006 from both a quantitative and qualitative perspective.