Form 10QSB
period 2007-03-31
ETRIALS WORLDWIDE INC.
filed 2007-05-14
CIK 1268904

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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

ETRIALS WORLDWIDE, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

PART I - Financial Information

Item 1. Financial Statements

etrials Worldwide, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$13,809,657	$11,828,667
Short-term investments	5,875,000	8,160,293
Accounts receivable, net of allowance for doubtful accounts
of $29,000 and $22,000, respectively	5,206,936	4,980,350
Inventory	641,604	-
Prepaid expenses and other current assets	629,335	408,786
Total current assets	26,162,532	25,378,096
Property and equipment, net of accumulated depreciation of
$3,184,717 and $2,895,543, respectively	2,439,962	1,856,949
Goodwill	8,011,037	8,011,037
Developed technology, net of accumulated amortization of
$1,669,889 and $1,658,491, respectively	3,801	15,199
Other assets	117,021	117,021

Total assets	$36,734,353	$35,378,302

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,394,200	$804,471
Accrued expenses	2,322,178	1,976,226
Deferred revenue	2,427,758	2,013,533
Bank line of credit and other short-term borrowings	1,337,526	646,000
Current portion of capital lease obligations	50,195	74,796
Total current liabilities	7,531,857	5,515,026
Capital lease obligations, net of current portion	43,867	46,846
Long-term borrowings, net of current portion	-	20,000
Total liabilities	7,575,724	5,581,872

Commitments and contingencies

Stockholders' equity
Common stock; $0.0001 par value; 50,000,000 shares authorized at March 31, 2007 and December 31, 2006; and 12,303,015 and 12,278,804 issued and outstanding at March 31, 2007 and December 31, 2006, respectively	1,230	1,228
Additional paid-in capital	53,916,007	53,629,085
Deferred compensation	(92,670)	(108,102)
Accumulated deficit	(24,665,938)	(23,725,781)
Total stockholders' equity	29,158,629	29,796,430

Total liabilities and stockholders' equity	$36,734,353	$35,378,302

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2007	2006

Net service revenues	$4,077,008	$2,705,637
Reimbursable out-of-pocket revenues	644,847	54,026
Total revenues	4,721,855	2,759,663

Costs and expenses:
Costs of revenues	2,176,303	1,642,275
Reimbursable out-of-pocket expenses	644,847	54,026
Sales and marketing	1,171,885	820,654
General and administrative	1,472,475	920,668
Amortization of intangible assets	11,398	54,223
Research and development	418,179	430,211
Total costs and expenses	5,895,087	3,922,057
Operating loss	(1,173,232)	(1,162,394)

Other income (expenses):
Interest expense	(19,330)	(18,426)
Interest income	253,895	102,451
Other (expense) income, net	(1,489)	31,220
Total other income, net	233,075	115,245
Net loss	(940,157)	(1,047,149)
Dividends and accretion of preferred stock	-	(95,969)
Induced conversion of common stock warrants	-	(1,030,000)

Net loss attributable to common stockholders	$(940,157)	$(2,173,118)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.29)
Weighted average common shares outstanding:
Basic and diluted	10,729,884	7,569,572

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Stockholders' Equity
(unaudited)

			Additional
	Common Stock		Paid-In	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance at December 31, 2006	12,278,803	$1,228	$53,629,085	$(108,102)	$(23,725,781)	$29,796,430
Stock-based compensation recorded in accordance with SFAS 123R	-	-	245,470	-	-	245,470
Amortization of deferred stock-based compensation	-	-	-	12,932	-	12,932
Reversal of employee stock compensation expense due to terminations	-	-	(4,000)	2,500	-	(1,500)
Exercise of employee stock options	24,212	2	45,452	-	-	45,454
Net loss	-	-	-	-	(940,157)	(940,157)

Balance at March 31, 2007	12,303,015	$1,230	$53,916,007	$(92,670)	$(24,665,938)	$29,158,629

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net loss	$(940,157)	$(1,047,149)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	299,789	213,101
Accretion of discount on investments held-to-maturity	(4,707)	-
Amortization of prepaid software application-hosting discount	-	334,339
Non-cash stock-based compensation expense	256,902	14,495
Provision for allowance for doubtful accounts	7,000	(4,000)
Foreign currency remeasurement losses	(1,069)	-
Changes in operating assets and liabilities:
Accounts receivable	(233,586)	(542,219)
Prepaid expenses and other assets	(220,549)	754,422
Inventory	(641,604)	-
Accounts payable and accrued expenses	935,681	(332,744)
Deferred revenue	414,225	336,334
Net cash used in operating activities	(128,075)	(273,421)

Investing activities
Purchase of property and equipment	(696,493)	(68,919)
Capitalized internal software development costs	(173,842)	(102,108)
Sales of short-term investments, net	2,290,000	-
Net cash provided by (used in) investing activities	1,419,665	(171,027)

Financing activities
Net proceeds (payments) from bank line of credit	701,526	(100,000)
Payments on bank equipment loan	(30,000)	(30,000)
Borrowings from capital leases	-	48,972
Principal payments on capital leases	(27,580)	(74,442)
Proceeds from issuance of stock options and warrants	45,454	118,733
Proceeds from issuance of common stock in merger,
net of issuance costs	-	19,661,485
Net cash provided by financing activities	689,400	19,624,748
Effect of exchange rate changes on cash	-	2,578
Net increase in cash and cash equivalents	1,980,990	19,182,878
Cash and cash equivalents at beginning of year	11,828,667	1,650,323

Cash and cash equivalents at end of period	$13,809,657	$20,833,201

Supplemental cash flow information
Cash paid for interest	$17,236	$18,321

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

The shares of common stock held by etrials stockholders were converted into a total of 7,446,360 shares of CEA’s common stock, or approximately 60.3% of the subsequently outstanding common stock of the combined company. In connection with the merger, etrials stockholders also received warrants to purchase 4,250,000 shares of CEA common stock with an exercise price of $5.00 per share. The warrants issued in the merger are immediately tradable.

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

Induced Conversion of Common Stock Warrants

In order to induce certain pre-merger common stock warrant holders to exercise their warrants concurrent with the reverse acquisition, the Company issued such warrant holders 157,512 shares of common stock and 73,073 warrants to purchase common stock with an aggregate fair value of $1,030,000. The Company accounted for the consideration allocated to these warrant holders as an induced conversion feature. Accordingly, the fair value of this consideration has been reflected as an increase to net loss in the computation of loss per common share in the accompanying consolidating statement of operations for the three months ended March 31, 2006.

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

Series A and Series B Redeemable Convertible Preferred Stock

In connection with the reverse acquisition of CEA in February 2006, all of the outstanding shares of Series A and Series B Redeemable Convertible Preferred Stock of etrials plus accrued dividends were converted into 3,395,369 shares of common stock and 1,945,741 warrants of the Company. The Company accreted an aggregate $95,969 of dividends related to its redeemable convertible preferred stock for the three months ended March 31, 2006.

Unaudited Interim Financial Statements

The accompanying consolidated balance sheet as of March 31, 2007, consolidated statements of operations for the three months ended March 31, 2007 and 2006, consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 and consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2007 are unaudited. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements. The information disclosed in the notes to the financials statements for these periods is unaudited. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, etrials, Inc. and etrials Worldwide LTD. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation of the current year. Such reclassifications had no effect on previously reported net loss or stockholders' equity.

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

The estimated total labor hours of contracts are reviewed and revised periodically throughout the duration of the contracts with an adjustment to revenues from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is reasonably possible that the estimates will change in the near term and could result in a material change. The Company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues. As of March 31, 2007, the Company has not experienced any material losses on uncompleted contracts.

The following summarizes the components of the revenues recognized:

	Three Months Ended March 31
	2007	2006
Services	$3,030,201	$1,740,885
Software subscriptions and usage fees	684,130	628,056
Hosting fees	362,677	336,696
Net service revenues	4,077,008	2,705,637
Reimbursable out-of-pocket revenues	644,847	54,026
Total	$4,721,855	$2,759,663

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

Effective February 8, 2006, etrials amended the software application-hosting agreement previously entered into with a customer on April 1, 2005. Under the terms of the amendment, etrials released from escrow 40,897 shares and terminated 81,792 shares of common stock, which were previously held in escrow, resulting in a total of 139,048 shares issued to this customer. As a result of this amendment, there are no longer any shares held in escrow and the shares issued are no longer subject to forfeiture should the customer terminate certain agreements. In conjunction with the application-hosting agreement the company recorded as a discount to revenue $334,339 during the three months ended March 31, 2006, which reflects the fair value of the total shares of common stock issued to the customer as of February 8, 2006 less the discounts previously recorded.

Internal Use Software and Website Development Costs

The Company follows the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs, which sets forth the accounting for website development costs based on the website development activity. The Company follows the guidance set forth in SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP No. 98-1), in accounting for the development of internal use software. SOP No. 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life of one to three years. The Company has capitalized $173,842 and $102,108 of internal software development costs during the three months ended March 31, 2007 and 2006, respectively.

Warranties and Indemnification

The Company’s hosting service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s online help documentation under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe on a third party’s intellectual property rights. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of March 31, 2007.

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

Cash, Cash Equivalents and Short-term Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. The Company invests in high quality investments rated at least A2 by Moody’s Investors Service or A by Standard & Poors. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, the Company classifies available-for-sale securities, including its investments in auction rate securities that are available to meet the Company’s current operational needs, as short-term.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows,  the Company classifies available-for-sale securities, including its investments in auction rate securities that are available to meet the Company's current operational needs, as short-term.

Inventory

The Company accounts for electronic patient diaries purchased for future clinical trials which will be billed to its clients as reimbursable out-of-pocket revenues and expenses, as inventory.

Intangible Assets

During April 2004, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) with Authentrics, Inc. (Authentrics) whereby the Company acquired an interactive voice recognition system technology (Acquired Technology) and certain other assets in exchange for 24,538 shares of common stock. The total cost of Acquired Technology of $132,000 is being amortized on a straight-line basis over its estimated useful life of three years. The Company recorded amortization expense of $11,398 and $54,223 for the three months ended March 31, 2007 and 2006, respectively, related to these assets.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and outstanding indebtedness. In management’s opinion, the carrying amount of these financial instruments approximates their fair values at March 31, 2007 and December 31, 2006, based on their short-term nature or underlying variable interest rate.

Foreign Currency

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

Net Loss Per Common Share

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

The following common shares and common share equivalents have been excluded from the computation of diluted weighted average shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended March 31
	2007	2006
Unit Purchase Options	1,050,000	1,050,000
Stock Options outstanding	2,794,744	1,734,121
Warrants outstanding	12,350,000	12,350,000

In addition, the 1,566,250 shares of common stock held in escrow as of March 31, 2007 in connection with the reverse acquisition of CEA have been excluded from the computation of basic and diluted loss per share in accordance with SFAS 128.

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

Stock Option Plan

The Company maintains an Equity Compensation Plan (the “Plan”) to provide incentives to eligible employees, officers, directors and consultants in the form of non-qualified stock options and, as permissible, incentive stock options. The Company has reserved a total of 3,200,000 shares of common stock for issuance under the Plan. Of this amount, 324,900 shares are available for future stock option grants as of March 31, 2007.

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

 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments were as follows:

	March 31	December 31
	2007	2006
Cash	$716,119	$3,115,362
Money market	10,353,797	6,024,155
U.S. agency notes	2,739,741	2,689,150
Total cash and cash equivalent	$13,809,657	$11,828,667

Auction rate securities	$5,875,000	$6,600,000
Corporate bonds	-	1,560,293
Total short-term investments	$5,875,000	$8,160,293

4. Accounts Receivable

Accounts receivable consists of the following:

	March 31	December 31
	2007	2006

Billed accounts receivable	$3,646,751	$3,394,583
Unbilled accounts receivable	1,589,185	1,607,767
Total accounts receivable	5,235,936	5,002,350
Allowance for doubtful accounts	(29,000)	(22,000)
	$5,206,936	$4,980,350

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31	December 31
	2007	2006

Accrued professional fees	$165,658	$97,881
Accrued client reimbursable expenses	314,229	866,032
Accrued diary inventory liability	641,604	-
Accrued other expenses	687,077	545,194
Accrued compensation	205,975	206,106
Accrued vacation	307,635	261,013
	$2,322,178	$1,976,226

6. Debt

Debt consists of the following:

	March 31	December 31
	2007	2006

Borrowings:
Bank line of credit, with an interest rate of 8.50% at March 31, 2007	$1,140,000	$526,000
Bank equipment loan, with an interest rate of 9.25% at March 31, 2007	110,000	140,000
Note payable, with an interest rate of 7.15%	87,526	-
Total borrowings	1,337,526	666,000
Bank line of credit and other short-term borrowings	1,337,526	646,000
Long-term borrowings, less current portion	$-	$20,000

Bank Line of Credit

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 and a third loan agreement was added. The first agreement is a $2,000,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%. These borrowings are secured primarily by accounts receivable. The second agreement is a $300,000 equipment line of credit. This loan funds equipment purchases and provides for interest at the bank’s prime rate of interest plus 1.0%. Borrowings under the equipment line of credit are being paid over a period of thirty months. The third agreement is a $500,000 equipment line of credit. This loan funds equipment purchases and provides for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit, if any, will be paid over a period of thirty-five months. The Company has not had any borrowings under this equipment loan as of March 31, 2007. The capital equipment borrowings are secured by the fixed assets that were acquired.

Note Payable

On February 9, 2007, the Company entered into a note payable for $108,800 with First Insurance Funding Corp. The note bears interest at an annual rate of 7.15% and principle and interest payments are due in ten monthly installments from the date of issue through December 9, 2007.

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

8. Stockholders’ Equity

Outstanding Warrants

The Company’s outstanding warrants were issued in two transactions. CEA sold 4,025,000 units (the Units) in its initial public offering in 2004. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two warrants. In connection with this initial public offering, the CEA issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. In connection with the CEA merger, the Company also issued to shareholders of etrials warrants to purchase 4,300,000 Warrants as part of the merger consideration.

At December 31, 2006 and March 31, 2007, the Company had outstanding 12,350,000 warrants to purchase common stock. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share on the terms and conditions set forth in the warrants and the warrant agreement governing the warrants. The warrants expire on February 12, 2008, unless redeemed before that time. The warrants are redeemable at the option of the Company at a price of $.01 per warrant upon 30 days notice by the Company after the warrants become exercisable, only in the event that the last sale price of the common stock of the Company is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given.

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

As of March 31, 2007, the Company had reserved a total of 16,519,644 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Unit purchase options (See Note 1)	1,050,000
Stock options outstanding	2,794,744
Reserved for future stock option grants	324,900
Common stock warrants outstanding	12,350,000

Total shares reserved for future issuance	16,519,644

9. Stock Based Compensation

Effective with the adoption of SFAS No. 123R, the Company has elected to use the Black-Scholes-Merton option pricing model to determine the weighted average fair value of options granted. The Company has a limited trading history for its common stock as it began trading on the NASDAQ National Market on February 10, 2006. Accordingly, the Company has determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based upon the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures. As a result, using historical data among other factors, the Company has applied an estimated forfeiture rate of 5.93% in determining the expense recorded in the Company’s consolidated statement of operations.

The weighted average exercise price of options granted during the three months ended March 31, 2007 was $3.69. There were no options granted during the three months ended March 31, 2006. The weighted-average assumptions utilized to determine the above values are indicated in the following table:

Three Months Ended March 31,
2007
Expected dividend yield	0%
Expected volatility	100%
Risk-free interest rate	4.8%
Expected life (in years)	4.00

During the three months ended March 31, 2007, the Company recorded $256,902 of stock-based compensation expense, of which $245,470 was related to options issued subsequent to the adoption of SFAS No. 123R. The compensation expense recorded during the three months ended March 31, 2007 reduced both basic and diluted earnings per share by $0.02. As of March 31, 2007, there was $2,586,626 of unrecognized compensation expense related to non-vested share awards issued under SFAS No. 123R that is expected to be recognized over a weighted-average period of 2.81 years. Net cash provided by operating and financing activities was unchanged for the period ended March 31, 2007, since there were no excess tax benefits from stock-based compensation plans. The remaining stock-based compensation expense is due to the amortization of previously recorded deferred compensation, for stock options that have continued to be accounted for under APB Opinion No. 25 in accordance with the prospective transition method of SFAS 123R. As of March 31, 2007, there was $92,670 of deferred compensation recorded related to such options.

The following summarizes the activity of the Plan for the three months ended March 31, 2007:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term (yrs)
Outstanding at December 31, 2006	2,775,914	$2.37
Granted	58,000	3.69
Exercised	(24,212)	1.88
Canceled	(14,958)	4.11
Outstanding at March 31, 2007	2,794,744	$3.84	$3,938,722	$5.24
Exercisable at March 31, 2007	1,369,303	$2.70	$3,228,284	$5.48
Vested or expected to vest at March 31, 2007			$3,228,284

The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 were $43,114 and $1,675, respectively.

Selected information regarding stock options as of March 31, 2007 is as follows:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Number of	Life	Exercise	Number of	Exercise
Exercise Price			Shares	(in Years)	Price	Shares	Price
$0.57	-	$1.14	55,120	2.50	$0.91	55,120	$0.91
$1.14	-	$1.71	158,201	4.09	1.63	158,201	1.63
$1.71	-	$2.28	1,038,196	6.36	2.02	848,168	1.99
$3.43	-	$4.00	58,000	4.82	3.69	-	-
$4.00	-	$4.57	251,318	6.09	4.34	35,478	4.35
$4.57	-	$5.14	58,909	8.48	5.08	17,224	5.08
$5.14	-	$5.71	1,175,000	4.21	5.71	255,112	5.71
			2,794,744	5.24	$3.84	1,369,303	$2.70

A summary of the activity of the Company’s unvested stock options is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2006	1,472,356	$2.91
Granted	58,000	2.63
Vested	(91,955)	2.46
Forfeited	(12,960)	2.94
Unvested at March 31, 2007	1,425,441	$2.93

10. Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of the SFAS 109, Accounting for Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 the Company had no unrecognized tax benefits which would affect the Company’s effective tax rate. At March 31, 2007, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of the date of adoption, January 1, 2007 and as of March 31, 2007, the Company had no accrued interest related to uncertain tax positions.

The Company has its tax years of 2003 - 2006 open to examination by federal tax and 2001 - 2006 for state tax jurisdictions. The Company’s only foreign subsidiary is in the United Kingdom and it has its tax years of 2005 - 2006 open to examination. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years are under examination as of March 31, 2007.

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

11. Recently Issued Accounting Pronouncement

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

In February 2007, the FASB released SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, and is effective for fiscal years beginning after November 15, 2007. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company is currently analyzing the effect, if any, SFAS No. 159 will have on the Company’s consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-QSB. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-QSB, as well as in our Form 10-KSB filed on March 30, 2007.

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

Industry analysts and commentators have estimated that the growth in the use of eClinical technologies will continue to accelerate. We will have to continue to expand our customer base and technologies in order to maintain and grow our market share. Since 2002 the number of active eClinical trials being performed by us has grown from approximately 24 to 100 because of the increased adoption of eClinical technologies by the pharmaceutical and biotechnology industries.

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

We record new projects into backlog when we receive from clients written confirmation that they have decided to award us contracts or work orders for specific projects, which means that our backlog includes projects for which we do not have contracts or project work orders signed by customers. The amount of backlog is the total amount of the project budget agreed upon by the client and us less revenue previously recognized by us on each project. Customer delays in conducting clinical trials and the ability of customers to cancel projects without penalty means that our backlog is not a guaranty as to the amount or timing of future revenue.

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

Stock-Based Compensation Expenses - Our operating expenses include stock-based compensation expenses related to the fair value of options issued to non-employees and option grants to employees in situations where the exercise price is determined to be less than the deemed fair value of our common stock at the date of grant. Operating expenses also include stock-based compensation expense in accordance with SFAS 123R.

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

Our significant accounting policies are presented within Note 2 to our consolidated financial statements as filed with the SEC on Form 10-KSB on March 30, 2007, and the following summaries should be read in conjunction with the unaudited consolidated financial statements and the related notes included in this Quarterly Report. While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Our management believes the policies that fall within this category are the policies on revenue recognition, accounting for stock-based compensation, goodwill and income taxes.

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

The following summarizes the components of our revenues:

	Three Months Ended March 31
	2007	2006
Services	$3,030,201	$1,740,885
Software subscriptions and usage fees	684,130	628,056
Hosting fees	362,677	336,696
Net service revenues	4,077,008	2,705,637
Reimbursable out-of-pocket revenues	644,847	54,026
Total	$4,721,855	$2,759,663

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

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on historical results, we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets as of March 31, 2007.

The Company adopted the provisions of FIN 48, an interpretation of the SFAS 109, Accounting for Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 the Company had no unrecognized tax benefits which would affect the Company’s effective tax rate. At March 31, 2007, the Company had no unrecognized tax benefits.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net service revenues increased 50.7% to $4,077,008 for the three months ended March 31, 2007 as compared to $2,705,637 for the three months ended March 31, 2006. The increase in revenues is primarily the result of the timing and size of new clinical project deployments in process during the period.

Reimbursable out-of-pocket revenues and corresponding expenses increased to $644,847 from $54,026 for the three months ended March 31, 2007 and 2006, respectively. This increase is primarily the result of diary hardware costs related to new electronic patient diary trials commenced in the three months ended March 31, 2007.

Costs of revenues increased 32.5% to $2,176,303 from $1,642,275 for the three months ended March 31, 2007 and 2006, respectively. This increase was primarily the result of operations personnel increasing approximately 35% to 74 from 55 as of March 31, 2007 and 2006, respectively. As a percentage of net service revenues, costs of revenues decreased to 53.4% from 60.7% for the three months ended March 31, 2007 and 2006, respectively.

Sales and marketing costs increased 42.8% to $1,171,885 from $820,654 for the three months ended March 31, 2007 and 2006, respectively. This increase was primarily the result of increased marketing expenses and sales travel related to the Company’s goal of increasing new projects additions during 2007. As a percentage of net service revenues, sales and marketing costs decreased to 28.7% from 30.3% for the three months ended March 31, 2007 and 2006, respectively.

General and administrative costs increased by 59.9% to $1,472,475 from $920,668 for the three months ended March 31, 2007 and 2006, respectively. This increase was primarily the result of $222,854 non-cash stock-based compensation expense in accordance with SFAS 123R, costs associated with being a public company, and approximately $177,000 in patent infringement litigation costs. We expect patent litigation costs will continue to increase during the remainder of 2007. As a percentage of net service revenues, general and administrative expenses increased to 36% from 34% for the three months ended March 31, 2007 and 2006, respectively.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life of three years. These costs were $11,398 and $54,223 for the three months ended March 31, 2007 and 2006, respectively. These costs declined since certain intangible assets were fully amortized in early 2006.

Research and development costs declined by 2.8% to $418,179 from $430,211 for the three months ended March 31, 2007 and 2006, respectively. The decrease was primarily attributable to the capitalization of internal software development costs during the quarter. As a percentage of net service revenues, research and development expenses decreased to 10.3% from 15.9% for the three months ended March 31, 2007 and 2006, respectively.

Other income for the three months ended March 31, 2007 was $233,075 as compared with $115,245 for the three months ended March 31, 2006. The change is primarily the result of interest income on the cash received in the CEA merger on February 10, 2006.

We experienced a net loss of $940,157 compared with net loss of $1,047,149 for the three months ended March 31, 2007 and 2006, respectively. The net loss for the three months ended March 31, 2007 was impacted primarily by increased revenues and interest income partially offset by non-cash stock-based compensation expense (approximately $257,000), costs associated with being a public company, and approximately $177,000 of legal costs related to a patent infringement lawsuit (see Part II - Item 1) .

Net loss attributable to common stockholders was $940,157 for the three months ended March 31, 2007 as compared with net loss attributable to common stockholders of $2,173,118 for the three months ended March 31, 2006. The three months ended March 31, 2006 included conversion of common stock warrants and accretion of preferred stock dividends of $1,125,969 for the three months ended March 31, 2006.

Liquidity and Capital Resources

Our principal sources of cash have been from revenues from software application-hosting and related services as well as from proceeds from the issuance of various debt instruments and the sale of equity securities.

At March 31, 2007 we had cash, cash equivalents and short-term investments of approximately $19.7 million. Our cash, cash equivalents and short-term investments decreased by approximately $304,000 during the three months ended March 31, 2007 primarily due to the purchase of property, equipment and inventory.

In the three months ended March 31, 2007 and 2006 operating activities used approximately $128,000 and $273,000 of net cash, respectively. The decrease in net cash used in operating activities was primarily due to a reduced net loss and an increase in accounts receivable, prepaid and non-cash expenses and inventory partially offset by an increase in accounts payable, and accrued expenses.

In the three months ended March 31, 2007 and 2006, investing activities provided approximately $1.4 million and used approximately $171,000 of net cash, respectively. The increase is primarily attributable to the net sales of $2,290,000 of short-term investment offset by approximately $696,000 in purchases of property and equipment. The Company has capitalized $173,842 and $102,108 of internal software development costs during the three months ended March 31, 2007 and 2006, respectively.

In the three months ended March 31, 2007 approximately $689,400 of net cash was provided by financing activities, as compared to approximately $19.6 in the three months ended March 31, 2006. The decrease was primarily the result of the net cash received in connection with the CEA merger in 2006.

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

Our backlog was approximately $19.8 million at March 31, 2007 compared to $17.7 million at December 31, 2006 and $24.8 million at March 31, 2006. Our backlog includes both projects covered by contracts and projects for which customers have provided written confirmation that they have decided to award contracts or work orders to us for a specific project. The increase in backlog since December 31, 2006 is primarily the result of an increase in new project bookings during the quarter (approximately $6.6 million of new project bookings during the first quarter of 2007 compared to $2.8 million during the first quarter of 2006) and a decrease in project cancellations experienced in 2007 as compared to 2006 (approximately $380,000 of cancellations during the first quarter of 2007 compared to $3.6 million during the first quarter of 2006). Project cancellations, which can be made by customers without penalty, are a normal part of the clinical research services industry and occur for a variety of reasons outside our control.  Some examples of reasons for cancellations are noted below:

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

We generally do not enter into binding purchase commitments. Our principal commitments are primarily for leases for office space and equipment and a capital lease for the purchase of third party software. At March 31, 2007, the future minimum payments under these commitments were as follows:

Periods Ending December 31,	Capital Leases	Operating Leases

2007	49,520	448,448
2008	31,676	607,098
2009	26,642	615,081
2010	122	602,168
2011	-	419,125
2012 and thereafter	-	490,898
Total required lease payments	$107,960	$3,182,818
Less interest included	(13,899)	-
Total minimum payments	94,062	$3,182,818
Current portion of capital lease	50,195
Long term portion of capital lease	$43,867

As of February 1, 2005 and as amended on May 31, 2006, we entered into a revolving account receivable line of credit with RBC Centura Bank under which we can borrow up to $2,000,000. In addition we also have two capital equipment lines with the same bank under which we can borrow up to $300,000 and $500,000 respectively. Interest accrues and is paid monthly at the prime rate of interest plus 0.25% for the accounts receivable revolving line of credit and at the prime rate plus 1.0% and 0.75% for the fixed asset lines of credit. Borrowings under the equipment line of credit are payable in monthly principle and interest payments over a 30 month and 35 month period, respectively. The revolving line of credit expires on May 31, 2007 at which time all advances will be immediately due and payable unless the line is renewed. As of March 31, 2007, we had $1,140,000 outstanding under the accounts receivable line of credit and $110,000 outstanding under the capital equipment lines.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in our Current Report on Form 10-KSB filed on March 30, 2007, which could materially affect our business, financial condition or future results. The risks described in that Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

A company brought a patent infringement action against us in July 2006. See Item 1 of Part II of this Report. We expect to incur substantial litigation costs during the remainder of 2007 as this case has moved into the discovery phase on May 1, 2007. We intend to vigorously defend our rights in this case. Many patents have been issued in our industry, some of which have been asserted in litigation. We expect intellectual property disputes and related litigation costs will be an ongoing risk to us. The risks that are most likely to cause unexpected adverse quarterly operating performance affects include project delays or cancellations by customers due to changes in the clinical trials being conducted by our customers, over which we have no control and which can be made by our customers without financial penalties under our customer contracts. Such changes by customers represent an ongoing risk each quarter.

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

Item 3.    Controls and Procedures

An evaluation of the effectiveness of both our disclosure controls and procedures and of our internal control over financial reporting as of March 31, 2007 was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer. The evaluations of our disclosure controls and procedures and our internal control over financial reporting include a review of the objectives, design and operation of the controls and the effect of the controls on the information generated for use in this Annual Report.

Based on that evaluation, we concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During our review of the quarter ended March 31, 2007 our management corrected a previously identified weakness at December 31, 2006 in our internal control over financial reporting related to our internal controls over the financial statement close process, especially in the area of appropriate accounting management review of certain critical accounts and the recognition of transactions in the proper accounting periods.

During 2007, we are continuing to enhance Company-wide policies and procedures intended to reasonably assure consistent and appropriate assessment and application of generally accepted accounting principles. We have also retained consultants and are recruiting additional experienced accounting personnel in order to strengthen our internal controls and enable the Company to implement Sarbanes Oxley compliance by the currently required compliance date.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceeding other than routine litigation that is incidental to our business, except as follows:

On July 17, 2006, Datasci, LLC filed a complaint against us in the U.S. District Court for the Baltimore District of Maryland (Civil Action No. MJG06CV1818). The complaint alleges infringement of United States Patent No. 6,496,827 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System”. The Company intends to vigorously defend its rights. Discovery in the case began on May 1, 2007, and a trial date has not yet been scheduled. There can be no assurance as to the outcome of this case.

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

ETRIALS WORLDWIDE, INC.

May 14, 2007	By:	/s/ JOHN K. CLINE John K. Cline President, Chief Executive Officer and Director (Principal Executive Officer)

May 14, 2007	By:	/s/ JAMES W. CLARK, JR. James W. Clark, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

3.1.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

3.2	Bylaws of the Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.1	Specimen Unit Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.2	Specimen Common Stock Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.3	Specimen Warrant Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

4.4	Form of Unit Purchase Option. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

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