Form 10QSB
period 2007-06-30
ETRIALS WORLDWIDE INC.
filed 2007-08-14
CIK 1268904

Table of contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

ETRIALS WORLDWIDE, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Item 1. Financial Statements

etrials Worldwide, Inc.
Consolidated Balance Sheets
	June 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,458,084	$11,828,667
Short-term investments	4,025,000	8,160,293
Accounts receivable, net of allowance for doubtful accounts
of $21,000 and $22,000, respectively	6,024,259	4,980,350
Inventory	1,037,587	-
Prepaid expenses and other current assets	484,603	408,786
Total current assets	26,029,533	25,378,096
Property and equipment, net of accumulated depreciation of
$3,460,686 and $2,895,543, respectively	2,379,320	1,856,949
Goodwill	8,011,037	8,011,037
Developed technology, net of accumulated amortization of
$1,673,690 and $1,658,491, respectively	-	15,199
Other assets	119,538	117,021
Total assets	$36,539,428	$35,378,302

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,744,919	$804,471
Accrued expenses	1,912,827	1,976,226
Deferred revenue	1,996,989	2,013,533
Bank line of credit and other short-term borrowings	1,301,829	646,000
Current portion of capital lease obligations	461,573	74,796
Total current liabilities	7,418,137	5,515,026
Capital lease obligations, net of current portion	243,137	46,846
Long-term borrowings, net of current portion	319,444	20,000
Total liabilities	7,980,718	5,581,872

Commitments and contingencies

Stockholders' equity:
Common stock; $0.0001 par value; 50,000,000 shares authorized at June 30, 2007 and December 31, 2006; and 12,373,490 and 12,278,804 issued and outstanding at June 30, 2007 and December 31, 2006, respectively	1,237	1,228
Additional paid-in capital	54,585,852	53,629,085
Deferred compensation	(31,073)	(108,102)
Accumulated deficit	(25,997,306)	(23,725,781)
Total stockholders' equity	28,558,710	29,796,430
Total liabilities and stockholders' equity	$36,539,428	$35,378,302

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Net service revenues	$5,204,508	$4,154,787	$9,281,516	$6,860,424
Reimbursable out-of-pocket revenues	1,771,180	1,939,611	2,416,026	1,993,637
Total revenues	6,975,688	6,094,398	11,697,542	8,854,061

Costs and expenses:
Costs of revenues	2,157,285	1,644,528	4,333,588	3,270,912
Reimbursable out-of-pocket expenses	1,771,180	1,939,611	2,416,026	1,993,637
Sales and marketing	1,493,491	945,490	2,665,375	1,766,144
General and administrative	2,508,920	1,264,979	3,981,396	2,185,647
Amortization of intangible assets	3,801	11,398	15,199	65,621
Research and development	582,535	473,776	1,000,714	919,878
Total cost and expenses	8,517,212	6,279,782	14,412,298	10,201,839
Operating loss	(1,541,524)	(185,384)	(2,714,756)	(1,347,778)

Other income (expenses):
Interest expense	(21,700)	(22,675)	(41,031)	(41,101)
Interest income	242,127	257,458	496,022	359,909
Other income, net	(10,271)	11,347	(11,760)	42,567
Total other income, net	210,156	246,130	443,231	361,375
Net (loss) income	(1,331,368)	60,746	(2,271,525)	(986,403)
Dividends and accretion of preferred stock	-	-	-	(95,969)
Induced converison of common stock warrants	-	-	-	(1,030,000)
Net (loss) income attributable to common stockholders	$(1,331,368)	$60,746	$(2,271,525)	$(2,112,372)

Net (loss) income per share attributable to common stockholders:
Basic and diluted	$(0.12)	$0.01	$(0.21)	$(0.23)

Weighted average common shares outstanding:
Basic	10,749,450	10,795,750	10,739,721	9,191,573
Diluted	10,749,450	11,606,432	10,739,721	9,191,573

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Stockholders' Equity
(unaudited)
			Additional
	Common Stock		Paid-In	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at December 31, 2006	12,278,804	$1,228	$53,629,085	$(108,102)	$(23,725,781)	$29,796,430
Stock-based compensation recorded in accordance with SFAS 123R	-	-	876,490	-	-	876,490
Amortization of deferred stock-based compensation	-	-	-	25,791	-	25,791
Reversal of employee stock compensation expense due to terminations	-	-	(68,682)	51,238	-	(17,444)
Issuance of restricted common stock	50,000	5	6,921	-	-	6,926
Issuance of common stock to consultant	10,727	1	50,416	-	-	50,417
Exercise of employee stock options	33,959	3	91,622	-	-	91,625
Net loss	-	-	-	-	(2,271,525)	(2,271,525)

Balance at June 30, 2007	12,373,490	$1,237	$54,585,852	$(31,073)	$(25,997,306)	$28,558,710

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
	2007	2006
Operating activities
Net loss	$(2,271,525)	$(986,403)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	584,792	369,084
Accretion of discount on investments held-to-maturity	(4,707)	-
Amortization of prepaid software application-hosting discount	-	334,339
Non-cash compensation expense	942,180	283,715
Provision for allowance for doubtful accounts	(1,000)	17,000
Changes in operating assets and liabilities:
Accounts receivable	(1,042,909)	(3,085,476)
Prepaid expenses and other assets	(78,334)	(71,087)
Inventory	(1,037,587)	-
Accounts payable and accrued expenses	877,049	1,240,933
Deferred revenue	(16,544)	(3,335)
Net cash used in operating activities	(2,048,585)	(1,901,230)

Investing activities
Purchase of property and equipment	(207,040)	(224,991)
Capitalized internal software development costs	(242,794)	(212,652)
Sales (purchases) of short-term investments, net	4,140,000	(1,551,228)
Net cash provided by (used in) investing activities	3,690,166	(1,988,871)

Financing activities
Net proceeds from bank line of credit	474,000	579,415
Borrowings from bank equipment and other loans	608,800	-
Payments on bank equipment and other loans	(127,527)	(60,000)
Principal payments on capital leases	(59,062)	(60,358)
Proceeds from issuance of stock options and warrants	91,625	196,633
Proceeds from issuance of common stock in reverse
acquisition of CEA, net of issuance costs	-	20,428,005
Net cash provided by financing activities	987,836	21,083,695
Effect of exchange rate changes on cash	-	2,578
Net increase in cash and cash equivalents	2,629,417	17,196,172
Cash and cash equivalents at beginning of year	11,828,667	1,650,323
Cash and cash equivalents at end of year	$14,458,084	$18,846,495

Supplemental cash flow information
Capital lease additions	$642,130	$-
Cash paid for interest	$34,223	$40,243

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

Series A and Series B Redeemable Convertible Preferred Stock

In connection with the reverse acquisition of CEA in February 2006, all of the outstanding shares of Series A and Series B Redeemable Convertible Preferred Stock of etrials plus accrued dividends were converted into 3,395,369 shares of common stock and 1,945,741 warrants of the Company. The Company accreted an aggregate $95,969 of dividends related to its redeemable convertible preferred stock for the six months ended June 30, 2006.

Unaudited Interim Financial Statements

The accompanying consolidated balance sheet as of June 30, 2007, consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 and consolidated statement of stockholders’ equity for the six months ended June 30, 2007 are unaudited. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements. The information disclosed in the notes to the financials statements for these periods is unaudited. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

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

The estimated total labor hours of contracts are reviewed and revised periodically throughout the duration of the contracts with an adjustment to revenues from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is reasonably possible that the estimates will change in the near term and could result in a material change. The Company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues. As of June 30, 2007, the Company has not experienced any material losses on uncompleted contracts.

The following summarizes the components of the revenues recognized:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Services	$3,816,242	$2,963,993	$6,846,443	$4,704,878
Software subscriptions and usage fees	917,379	844,078	1,601,509	1,472,134
Hosting fees	470,887	346,716	833,564	683,412
Net service revenues	5,204,508	4,154,787	9,281,516	6,860,424
Reimbursable out-of-pocket revenues	1,771,180	1,939,611	2,416,026	1,993,637
Total	$6,975,688	$6,094,398	$11,697,542	$8,854,061

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

Internal Use Software and Website Development Costs

The Company follows the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs, which sets forth the accounting for website development costs based on the website development activity. The Company follows the guidance set forth in SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP No. 98-1), in accounting for the development of internal use software. SOP No. 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life of one to three years. The Company has capitalized $242,794 and $212,652 of internal software development costs during the six months ended June 30, 2007 and 2006, respectively.

Warranties and Indemnification

The Company’s hosting service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s online help documentation under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe on a third party’s intellectual property rights. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of June 30, 2007.

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

Inventory

The Company accounts for electronic patient diaries purchased for future clinical trials which will be billed to its clients as reimbursable out-of-pocket revenues and expenses, as inventory. Inventory is valued at the lower of cost or market value and is allocated on a first in - first out method.

Intangible Assets

During April 2004, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) with Authentrics, Inc. (Authentrics) whereby the Company acquired an interactive voice recognition system technology (Acquired Technology) and certain other assets in exchange for 24,538 shares of common stock. The total cost of Acquired Technology of $132,000 is being amortized on a straight-line basis over its estimated useful life of three years. The Company recorded amortization expense of $15,199 and $65,621 for the six months ended June 30, 2007 and 2006, respectively, related to these assets.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and outstanding indebtedness. In management’s opinion, the carrying amount of these financial instruments approximates their fair values at June 30, 2007 and December 31, 2006, based on their short-term nature or underlying variable interest rate.

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

The following common shares and common share equivalents have been excluded from the computation of diluted weighted average shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006
Unvested restricted common stock	50,000	-	50,000	-
Unit purchase options	1,050,000	1,050,000	1,050,000	1,050,000
Stock options outstanding	2,834,675	1,209,253	2,834,675	2,716,630
Warrants outstanding	12,350,000	12,350,000	12,350,000	12,350,000

In addition, the 1,566,250 shares of common stock held in escrow as of June 30, 2007 in connection with the reverse acquisition of CEA have been excluded from the computation of basic and diluted loss per share in accordance with SFAS 128.

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

Stock Option Plan

The Company maintains an Equity Compensation Plan (the “Plan”) to provide incentives to eligible employees, officers, directors and consultants in the form of non-qualified stock options and, as permissible, incentive stock options. The Company has reserved a total of 3,200,000 shares of common stock for issuance under the Plan. Of this amount, 214,494 shares are available for future stock option grants as of June 30, 2007. On May 18, 2007 the Board of Directors approved an increase in the number of options issuable pursuant to the Plan to 3,500,000, subject to approval by the shareholders at the next Annual Meeting.

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

 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments were as follows:

	June 30	December 31
	2007	2006
Cash	$2,221,003	$3,115,362
Money market	10,499,876	6,024,155
U.S. agency notes	1,737,205	2,689,150
Total cash and cash equivalents	$14,458,084	$11,828,667

Auction rate securities	$4,025,000	$6,600,000
Corporate bonds	-	1,560,293
Total short-term investments	$4,025,000	$8,160,293

4. Accounts Receivable

Accounts receivable consists of the following:

	June 30	December 31
	2007	2006

Billed accounts receivable	$3,238,262	$3,394,583
Unbilled accounts receivable	2,806,997	1,607,767
Total accounts receivable	6,045,259	5,002,350
Allowance for doubtful accounts	(21,000)	(22,000)
	$6,024,259	$4,980,350

5. Accrued Expenses

Accrued expenses consist of the following:

	June 30	December 31
	2007	2006

Accrued professional fees	$159,157	$97,881
Accrued client reimbursable expenses	-	866,032
Accrued other expenses	894,167	545,194
Accrued compensation	501,708	206,106
Accrued vacation	357,795	261,013

	$1,912,827	$1,976,226

6. Debt

Debt consists of the following:
	June 30	December 31
	2007	2006
Borrowings:
Bank line of credit, with an interest rate of 8.5% at June 30, 2007	$1,000,000	$526,000
Bank equipment loan, with an interest rate of 9.25% at June 30, 2007	80,000	140,000
Bank equipment loan, with an interest rate of 9.0% at June 30, 2007	486,110	-
Note payable, with an interest rate of 7.15%	55,163	-

Total borrowings	1,621,273	666,000
Bank line of credit and other short-term borrowings	1,301,829	646,000

Long-term borrowings, less current portion	$319,444	$20,000

Bank Line of Credit

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 when a third loan agreement was added and on May 31, 2007 when a fourth loan agreement was added. The first agreement is a $2,000,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%. This line of credit has $1,000,000 outstanding as of June 30, 2007, and these borrowings are secured primarily by accounts receivable. The second agreement is a $300,000 equipment line of credit which has $80,000 outstanding as of June 30, 2007. This loan funds equipment purchases and provides for interest at the bank’s prime rate of interest plus 1.0%. Borrowings under the equipment line of credit are being paid over a period of thirty months. The third agreement is a $500,000 equipment loan which has $486,111 outstanding as of June 30, 2007. Borrowings under this equipment loan are being paid over a period of thirty-six months at the bank’s prime rate of interest plus 0.75%. The fourth agreement is a $500,000 equipment line of credit. This loan will be available to fund equipment purchases and provides for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit, if any, will be paid over a period of thirty-six months. The Company has not had any borrowings under this equipment loan as of June 30, 2007. The capital equipment borrowings are secured by the fixed assets that were acquired.

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

At December 31, 2006 and June 30, 2007, the Company had outstanding 12,350,000 warrants to purchase common stock. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share on the terms and conditions set forth in the warrants and the warrant agreement governing the warrants. The warrants expire on February 12, 2008, unless redeemed before that time. The warrants are redeemable at the option of the Company at a price of $.01 per warrant upon 30 days notice by the Company after the warrants become exercisable, only in the event that the last sale price of the common stock of the Company is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In addition, 700,000 warrants underlying an underwriters’ purchase option are subject to the same terms and conditions as the outstanding warrants of the Company described above, except that the exercise price is $6.40 per share. The exercise price and number of units issuable upon exercise of the underwriters’ purchase option may be adjusted in certain circumstances, including issuances of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances at a price below its exercise price. The holders of the underwriters’ purchase option have demand and piggy-back registration rights under the Securities Act for periods of five and seven years, respectively, from the date of the initial public offering of the Company with respect to registration of the securities directly and indirectly issuable upon exercise of the underwriters’ purchase option.

As of June 30, 2007, the Company had reserved a total of 16,449,169 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Unit purchase options (See Note 1)	1,050,000
Stock options outstanding	2,834,675
Reserved for future stock option grants	214,494
Common stock warrants outstanding	12,350,000

Total shares reserved for future issuance	16,449,169

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

During the three months ending June 30, 2007, the Company granted 50,000 shares of restricted stock to a new member of senior management. The shares vest ratably on a quarterly basis over four years. The Company measured the fair value of these awards at $4.70 based on the closing price of its common stock at the date of grant, which is being amortized to compensation expense ratable over the four year service period. The Company recorded approximately $6,921 of compensation expense during the three months ended June 30, 2007 in connection with the issuance of this restricted stock award.

In addition, the Company granted 10,727 common shares to a consultant in connection with the recruiting of a new member of senior management during the three months ended June 30, 2007. The Company measured the fair value of this award at $4.70 based on the closing price of its common stock at the date of grant. The Company recorded approximately $50,417 to general and administrative expense during the three months ended June 30, 2007 in connection with this common stock award..

The weighted average exercise price of options granted during the six months ended June 30, 2007 was $4.61. There were 476,202 options granted during the six months ended June 30, 2007. The weighted-average assumptions utilized to determine the above values are indicated in the following table:

Six Months Ended June 30,
2007
Expected dividend yield	0%
Expected volatility	100%
Risk-free interest rate	4.72%
Expected life (in years)	4.00

During the six months ended June 30, 2007, the Company recorded $884,837 of stock-based compensation expense, of which $876,490 was related to options issued subsequent to the adoption of SFAS No. 123R. The compensation expense recorded during the six months ended June 30, 2007 reduced both basic and diluted earnings per share by $0.08. As of June 30, 2007, there was $3,238,017 of unrecognized compensation expense related to non-vested share awards issued under SFAS No. 123R that is expected to be recognized over a weighted-average period of 3.12 years. Net cash provided by operating and financing activities was unchanged for the period ended June 30, 2007, since there were no excess tax benefits from stock-based compensation plans. The remaining stock-based compensation expense is due to the amortization of previously recorded deferred compensation, for stock options that have continued to be accounted for under APB Opinion No. 25 in accordance with the prospective transition method of SFAS 123R. As of June 30, 2007, there was $31,073 of unamortized deferred compensation recorded related to such options.

The following summarizes the activity of the Plan for the six months ended June 30, 2007:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term (years)
Outstanding at December 31, 2006	2,775,914	$3.82
Granted	476,202	4.61
Exercised	(33,959)	2.70
Canceled	(383,482)	5.09
Outstanding at June 30, 2007	2,834,675	$3.80	$3,727,353	4.13
Exercisable at June 30, 2007	1,552,096	$2.95	$3,238,017	3.95
Vested or expected to vest at June 30, 2007			$3,238,017

The total intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 were $98,170 and $168,334, respectively.

Selected information regarding stock options as of June 30, 2007 is as follows:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Number of	Life	Exercise	Number of	Exercise
Exercise Price			Shares	(in Years)	Price	Shares	Price
$0.57	-	$1.14	55,120	0.89	0.91	55,120	0.91
$1.14	-	$1.71	157,788	2.29	1.63	157,788	1.63
$1.71	-	$2.28	1,011,428	4.91	2.01	883,836	1.99
$3.43	-	$4.00	38,000	4.57	3.69	-	-
$4.00	-	$4.57	215,018	5.47	4.35	66,596	4.37
$4.57	-	$5.14	420,958	4.91	4.74	689	5.08
$5.14	-	$5.71	936,363	3.10	5.71	388,067	5.71
			2,834,675	4.13	$ 3.80	1,552,096	$ 2.95

10. Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of the SFAS 109, Accounting for Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 the Company had no unrecognized tax benefits which would affect the Company’s effective tax rate. At June 30, 2007, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes. As of the date of adoption, January 1, 2007 and as of June 30, 2007, the Company had no accrued interest related to uncertain tax positions.

The Company has its tax years of 2003 - 2006 open to examination by federal tax and 2001 - 2006 for state tax jurisdictions. The Company’s only foreign subsidiary is in the United Kingdom and it has its tax years of 2005 - 2006 open to examination. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years are under examination as of June 30, 2007.

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

We record new projects into backlog when we receive written confirmations from clients that they have decided to award us contracts or work orders for specific projects, which means that our backlog includes projects for which we do not have contracts or project work orders signed by customers. The amount of backlog is the total amount of the project budget agreed upon by the client and us less revenue previously recognized by us on each project. Customer delays in conducting clinical trials and the ability of customers to cancel projects without penalty means that our backlog is not a guaranty as to the amount or timing of future revenue.

Cost of Revenues and Operating Expenses

We allocate overhead expenses such as rent, occupancy charges, certain office administrative costs, depreciation and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in the costs of revenues, sales and marketing, research and development, and general and administrative expense categories. Overhead costs that can be specifically identifiable back to the applicable functional area are charged to that functional area.

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

We offer our eClinical software products through an application service provider model. The revenues generated from services, software subscriptions and usage fees, hosting fees and other fees, in three stages for each clinical trial. The first stage (development and deployment) includes trial and application setup, including design of electronic case report forms and edits checks, investigator site training, and implementation of the system and server configuration. The second stage (study conduct) consists of project management services, application hosting and related professional and support services. The third stage (close out) consists of services required to close out, or lock, the database for the clinical trial and deliver final data sets to the client.

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

The following summarizes the components of our revenues:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006

Services	$3,816,242	$2,963,993	$6,846,443	$4,704,878
Software subscriptions and usage fees	917,379	844,078	1,601,509	1,472,134
Hosting fees	470,887	346,716	833,564	683,412
Net service revenues	5,204,508	4,154,787	9,281,516	6,860,424
Reimbursable out-of-pocket revenues	1,771,180	1,939,611	2,416,026	1,993,637
Total	$6,975,688	$6,094,398	$11,697,542	$8,854,061

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

Effective February 8, 2006, etrials amended the software application-hosting agreement previously entered into with a customer on April 1, 2005. Under the terms of the amendment etrials released from escrow 40,897 shares and terminated 81,792 shares of common stock, which were previously held in escrow, resulting in a total of 139,048 shares issued to this customer. As a result of this amendment, there are no longer any shares held in escrow and the shares issued are no longer subject to forfeiture should the customer terminate certain agreements. In conjunction with this application-hosting agreement we recorded as a discount to revenue $198,333 and $396,666 for the three and nine months ended September 30, 2005, respectively. In conjunction with this amended software-application hosting agreement, the Company recorded a reduction to revenues of $334,339 during the three months ended June 30, 2006, which reflects the fair value of the total shares of common stock issued to the customer as of February 8, 2006 less the discounts previously recorded.

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

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on historical results, we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets as of June 30, 2007.

The Company adopted the provisions of FIN 48, an interpretation of the SFAS 109, Accounting for Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 the Company had no unrecognized tax benefits which would affect the Company’s effective tax rate. At June 30, 2007, the Company had no unrecognized tax benefits.

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net service revenues increased 25.3% to $5,204,508 for the three months ended June 30, 2007 as compared to $4,154,787 for the three months ended June 30, 2006. The increase in revenues is primarily the result of the timing and size of new clinical project deployments in process during the period.

Reimbursable out-of-pocket revenues and corresponding expenses decreased to $1,771,180 from $1,939,611 for the three months ended June 30, 2007 and 2006, respectively. This decrease is primarily the result of lower diary hardware costs related to new electronic patient diary trials commenced in the three months ended June 30, 2007.

Costs of revenues increased 31.2% to $2,157,285 from $1,644,528 for the three months ended June 30, 2007 and 2006, respectively. This increase was primarily the result of operations personnel increasing approximately 29% to 75 from 58 as of June 30, 2007 and 2006, respectively. As a percentage of net service revenues, costs of revenues increased to 41.5% from 39.6% for the three months ended June 30, 2007 and 2006, respectively. The increase in the costs of revenue percentage is due to costs increasing at a greater rate than net service revenues due to the timing of revenue recognition.

Sales and marketing costs increased 58.0% to $1,493,491 from $945,490 for the three months ended June 30, 2007 and 2006, respectively. This increase was primarily the result of sales personnel increasing approximately 44% to 23 from 16 as of June 30, 2007 and 2006, respectively and increased marketing expenses and sales travel related to the Company’s goal of increasing new projects additions during 2007. As a percentage of net service revenues, sales and marketing costs increased to 28.7% from 22.8% for the three months ended June 30, 2007 and 2006, respectively.

General and administrative costs increased by 98.3% to $2,508,920 from $1,264,979 for the three months ended June 30, 2007 and 2006, respectively. This increase was primarily the result of an increase of administrative personnel to 20 from 18 as of June 30, 2007 and 2006, respectively and $388,000 in non-cash stock-based compensation expense in accordance with SFAS 123R related to separation of the Company’s former CEO as well as other severance costs of an additional $310,000, new CEO recruiting costs of $152,000 and approximately $209,000 in patent infringement litigation costs. We expect patent litigation costs will continue to increase during the remainder of 2007. As a percentage of net service revenues, general and administrative expenses increased to 48.2% from 30.4% for the three months ended June 30, 2007 and 2006, respectively.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life of three years. These costs were $3,801 and $11,398 for the three months ended June 30, 2007 and 2006, respectively. These costs declined since certain intangible assets were fully amortized in April 2007.

Research and development costs increased by 23.0% to $582,535 from $473,776 for the three months ended June 30, 2007 and 2006, respectively. The increase was primarily attributable to increased personnel costs related to contractors used to assist R&D development efforts for our new EDC 2.0 technology. As a percentage of net service revenues, research and development expenses increased to 11.2% from 11.4% for the three months ended June 30, 2007 and 2006, respectively.

Other income for the three months ended June 30, 2007 was $210,156 as compared with $246,130 for the three months ended June 30, 2006. The change is primarily the result of a reduction in interest income of approximately $15,000 and the impact of foreign currency exchange losses of $22,000.

We experienced a net loss of $1,331,368 compared with net income of $60,746 for the three months ended June 30, 2007 and 2006, respectively. The net loss for the three months ended June 30, 2007 despite increased revenues were offset by increased personnel costs associated with a 22% increase in personnel to 137 from 112, non-cash stock-based compensation expense of approximately $600,000 ($325,000 of which related to the CEO transition), other CEO transition costs related to severance, recruiting fee and other costs of approximately $470,000, costs associated with being a public company, and approximately $209,000 of legal costs related to a patent infringement lawsuit (see Part II - Item 1) .

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net service revenues increased 35.3% to $9,281,516 for the six months ended June 30, 2007, as compared to $6,860,424 for the six months ended June 30, 2006. The increase in net service revenues is primarily the result of timing and size of new clinical project deployments in process during the period.

Reimbursable out-of-pocket revenues and corresponding expenses increased to $2,416,026 from $1,993,637 for the six months ended June 30, 2007 and 2006, respectively. This increase is primarily the result of higher diary hardware costs related to new electronic patient diary trials commenced during the six months ended June 30, 2007.

Costs of revenues increased 32.5% to $4,333,588 from $3,270,912 for the six months ended June 30, 2007 and 2006, respectively. This increase was primarily the result of higher personnel costs, which increased at a higher rate than net service revenues. As a percentage of net service revenues, costs of revenues increased to 46.7% from 47.7% for the six months ended June 30, 2007 and 2006, respectively, primarily due to the timing of revenue from new contract starts.

Sales and marketing costs increased 50.9% to $2,665,375 from $1,766,144 for the six months ended June 30, 2007 and 2006, respectively. This increase was primarily the result of increased personnel, travel and marketing costs. As a percentage of net service revenues, sales and marketing costs were 28.7% and 25.7% for the six months ended June 30, 2007 and 2006, respectively.

General and administrative costs increased by 82.2% to $3,981,396 from $2,185,647 for the six months ended June 30, 2007 and 2006, respectively. This increase was primarily the result of $630,000 stock-based compensation expense in accordance with SFAS 123R ($388,000 of which related to CEO transition costs related to severance), CEO transition costs of $461,000 for severance, recruiting fee and other costs, costs associated with being a public company and approximately $387,000 of legal costs related to a patent infringement lawsuit. As a percentage of net service revenues, general and administrative expenses were 42.9% and 31.9% for the six months ended June 30, 2007 and 2006, respectively.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life of three years. These costs were $15,199 and $65,621 for the six months ended June 30, 2007 and 2006, respectively.

Research and development costs increased by 8.8% to $1,000,714 from $919,878 for the six months ended June 30, 2007 and 2006, respectively due to increase development efforts. The increase was primarily attributable to increased personnel costs related to contractors used to assist R&D development efforts for our new EDC 2.0 technology. As a percentage of net service revenues, research and development expenses were 10.8% and 13.4% for the six months ended June 30, 2007 and 2006, respectively.

Other income for the six months ended June 30, 2007 was $443,231 as compared with $361,375 for the six months ended June 30, 2006. The change is primarily the result of an increase in interest income offset by foreign currency exchange losses.

We experienced a net loss attributable to common stockholders’ of $2,271,525 compared with a net loss of $2,112,372 for the six months ended June 30, 2007 and 2006, respectively. The net loss for the six months ended June 30, 2007 was negatively impacted by an increase of $600,000 in non-cash stock-based compensation expense ($325,000 of which related to CEO transition costs related to severance), other CEO transition costs for severance, recruiting fee and other costs of $470,000, costs associated with being a public company including Sarbanes Oxley costs of $113,000, and approximately $387,000 of legal costs related to a patent infringement lawsuit (see Part II - Item 1). We expect patent litigation costs will continue to increase during the remainder of 2007. The net loss attributable to the six months ended June 30, 2006 was impacted by $1.1 million in preferred stock dividends and an induced conversion of common stock warrants.

Liquidity and Capital Resources

Our principal sources of cash have been from revenues from software application-hosting and related services as well as from proceeds from the issuance of various debt instruments and the sale of equity securities.

At June 30, 2007 we had cash, cash equivalents and short-term investments of approximately $18.5 million. Our cash, cash equivalents and short-term investments decreased by approximately $1.5 million during the six months ended June 30, 2007 primarily due to the net loss incurred during the period.

In the six months ended June 30, 2007 and 2006 operating activities used approximately $2.0 million and $1.9 million of net cash, respectively. The increase in net cash used in operating activities was primarily due to the increased net loss and an increase in accounts receivable, prepaid and non-cash expenses and inventory partially offset by an increase in accounts payable and accrued expenses.

In the six months ended June 30, 2007 and 2006, investing activities provided approximately $3.7 million and used approximately $2.0 of net cash, respectively. The increase is primarily attributable to the net sales of $4.1 million of short-term investment offset by approximately $0.2 million in purchases of property and equipment. The Company has capitalized $242,794 and $212,652 of internal software development costs during the six months ended June 30, 2007 and 2006, respectively.

In the six months ended June 30, 2007 approximately $1.0 million of net cash was provided by financing activities, as compared to approximately $21.1 million in the six months ended June 30, 2006. The decrease was primarily the result of the net cash received in connection with the CEA merger in 2006 offset by $0.9 million in net borrowings during the first six months of 2007.

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

Our backlog was approximately $18.1 million at June 30, 2007 compared to $17.7 million at December 31, 2006 and $25.6 million at June 30, 2006. Our backlog includes both projects covered by contracts and projects for which customers have provided written confirmation that they have decided to award contracts or work orders to us for a specific project. The increase in backlog since December 31, 2006 is primarily the result of an increase in new project bookings during the period (approximately $10.6 million of new project bookings during the first six months of 2007 compared to $9.5 million during the same period in 2006) and a decrease in project cancellations experienced in 2007 as compared to 2006 (approximately $1.0 million of cancellations during the first six months of 2007 compared to $5.4 million during the same period of 2006) offset by higher revenues recognized during the period. Project cancellations, which can be made by customers without penalty, are a normal part of the clinical research services industry and occur for a variety of reasons outside our control. Some examples of reasons for cancellations are noted below:

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

We generally do not enter into binding purchase commitments. Our principal commitments are primarily for leases for office space and equipment and a capital lease for the purchase of third party software. At June 30, 2007, the future minimum payments under these commitments were as follows:

Periods Ending December 31,	Capital Leases	Operating Leases

2007 (last six months)	$283,358	$309,006
2008	459,965	624,141
2009	26,642	619,817
2010	122	606,904
2011	-	419,915
2012	-	391,252
2013 and thereafter	-	99,646
Total required lease payments	$770,087	$3,070,681
Less interest included	(65,378)	-
Total minimum payments	704,709	$3,070,681
Current portion of capital lease	$461,573
Long term portion of capital lease	$243,137

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 when a third loan agreement was added and on May 31, 2007 when a fourth loan agreement was added. The first agreement is a $2,000,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%. This line of credit has $1,000,000 outstanding as of June 30, 2007 and these borrowings are secured primarily by accounts receivable. The second agreement is a $300,000 equipment line of credit which has $80,000 outstanding as of June 30, 2007. This loan funds equipment purchases and provides for interest at the bank’s prime rate of interest plus 1.0%. Borrowings under the equipment line of credit are being paid over a period of thirty months. The third agreement is a $500,000 equipment loan which has $486,111 outstanding as of June 30, 2007. Borrowings under this equipment loan are being paid over a period of thirty-six months at the bank’s prime rate of interest plus 0.75%. The fourth agreement is a $500,000 equipment line of credit. This loan will be available to fund equipment purchases and provides for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit, if any, will be paid over a period of thirty-six months. The Company has not had any borrowings under this equipment loan as of June 30, 2007. The capital equipment borrowings are secured by the fixed assets that were acquired.

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

Item 3.    Controls and Procedures

An evaluation of the effectiveness of both our disclosure controls and procedures and of our internal control over financial reporting as of June 30, 2007 was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer. The evaluations of our disclosure controls and procedures and our internal control over financial reporting include a review of the objectives, design and operation of the controls and the effect of the controls on the information generated for use in this Annual Report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of securities were made during the quarter that were not previously reported on a Current Report on Form 8-K, except for stock option grants and exercises in the normal course of the Company’s business.

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

ETRIALS WORLDWIDE, INC.

August 14, 2007	By:	/s/ EUGENE E. JENNINGS Eugene E. Jennings President, Chief Executive Officer and Director (Principal Executive Officer)

August 14, 2007	By:	/s/ JAMES W. CLARK, JR. James W. Clark, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX
Exhibit	Description
3.1	Certificate of Incorporation of the Registrant. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).
3.2	Bylaws of the Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
4.1	Specimen Unit Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
4.2	Specimen Common Stock Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
4.3	Specimen Warrant Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
4.4	Form of Unit Purchase Option. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
4.5
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

10.41	Employment Agreement dated as of May 18, 2007 between etrials Worldwide, Inc. and Eugene Jennings. . (Incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed May 22, 2007)
10.42
Restricted Stock Agreement dated as of May 18, 2007 between etrials Worldwide, Inc. and Eugene Jennings. . (Incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed May 22, 2007)

10.43
Nonqualified Stock Option Agreement dated as of May 18, 2007 between etrials Worldwide, Inc. and Eugene Jennings. . (Incorporated by reference from Exhibit 99.4 to Current Report on Form 8-K filed May 22, 2007)

10.44
Sixth Modification Agreement dated as of May 31, 2007 between and among the Company, etrials, Inc., etrials Worldwide Limited and RBC Centura Bank. (Incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed July 7, 2007)

10.45
Commercial Promissory Note dated as of May 31, 2007, in $500,000 principal amount of etrials, Inc. to RBC Centura Bank.  (Incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed July 7, 2007)

10.46
Assignment and Assumption Agreement dated as of May 31, 2007, between and among the Company, etrials, Inc., etrials Worldwide Limited and RBC Bank. (Incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed July 7, 2007)

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