Form 10QSB
period 2007-09-30
ETRIALS WORLDWIDE INC.
filed 2007-11-13
CIK 1268904

Table of Contents
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

As of the close of business on November 1, 2007, the Company had 12,520,480 common shares and 12,350,000 common stock purchase warrants outstanding.

ETRIALS WORLDWIDE, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

etrials Worldwide, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,335,683	$11,828,667
Short-term investments	2,800,000	8,160,293
Accounts receivable, net of allowance for doubtful accounts of $12,500 and $22,000, respectively	5,812,347	4,980,350
Inventory	596,954	-
Prepaid expenses and other current assets	389,086	408,786
Total current assets	24,934,070	25,378,096

Property and equipment, net of accumulated depreciation of $3,772,595 and $2,895,543, respectively	2,268,186	1,856,949
Goodwill	8,011,037	8,011,037
Developed technology, net of accumulated amortization of $1,673,690 and $1,658,491, respectively	-	15,199
Other assets	119,538	117,021
Total assets	$35,332,831	$35,378,302

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$843,097	$804,471
Accrued expenses	1,959,619	1,976,226
Deferred revenue	2,056,785	2,013,533
Bank line of credit and other short-term borrowings	2,052,935	646,000
Current portion of capital lease obligations	419,673	74,796
Total current liabilities	7,332,109	5,515,026
Capital lease obligations, net of current portion	135,265	46,846
Long-term borrowings, net of current portion	288,721	20,000
Total liabilities	7,756,095	5,581,872

Commitments and contingencies

Stockholders' equity:
Common stock; $0.0001 par value; 50,000,000 shares authorized at September 30, 2007 and December 31, 2006; and 12,497,743 and 12,278,804 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	1,250	1,228
Additional paid-in capital	54,911,467	53,629,085
Deferred compensation	(26,208)	(108,102)
Accumulated deficit	(27,309,773)	(23,725,781)
Total stockholders' equity	27,576,736	29,796,430
Total liabilities and stockholders' equity	$35,332,831	$35,378,302

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006

Net service revenues	$4,136,040	$4,445,492	$13,417,556	$11,305,916
Reimbursable out-of-pocket revenues	1,074,690	330,716	3,490,716	2,324,353
Total revenues	5,210,730	4,776,208	16,908,272	13,630,269

Costs and expenses:
Costs of revenues	2,370,806	1,628,854	6,704,394	4,899,766
Reimbursable out-of-pocket expenses	1,074,690	330,716	3,490,716	2,324,353
Sales and marketing	969,608	792,610	3,634,983	2,558,754
General and administrative	1,673,748	1,374,903	5,655,144	3,560,550
Amortization of intangible assets	-	11,397	15,199	77,018
Research and development	609,184	459,397	1,609,898	1,379,275
Total costs and expenses	6,698,036	4,597,877	21,110,334	14,799,716
Operating (loss) income	(1,487,306)	178,331	(4,202,062)	(1,169,447)

Other income (expenses):
Interest expense	(52,370)	(32,125)	(93,401)	(73,226)
Interest income	229,194	274,613	725,216	634,522
Other income, net	(1,985)	(29,332)	(13,745)	13,235
Total other income, net	174,839	213,156	618,070	574,531
Net (loss) income	(1,312,467)	391,487	(3,583,992)	(594,916)
Dividends and accretion of preferred stock	-	-	-	(95,969)
Induced converison of common stock warrants	-	-	-	(1,030,000)
Net (loss) income attributable to common stockholders	$(1,312,467)	$391,487	$(3,583,992)	$(1,720,885)

Net (loss) earnings per share attributable to common stockholders:
Basic	$(0.12)	$0.04	$(0.33)	$(0.18)

Diluted	$(0.12)	$0.03	$(0.33)	$(0.18)

Weighted average common shares outstanding:
Basic	10,826,486	10,833,313	10,768,961	9,744,833
Diluted	10,826,486	11,459,533	10,768,961	9,744,833

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Stockholders' Equity
(unaudited)
			Additional
	Common Stock		Paid-In	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at December 31, 2006	12,278,804	$1,228	$53,629,085	$(108,102)	$(23,725,781)	$29,796,430
Stock-based compensation recorded in accordance with SFAS 123R	-	-	1,116,371	-	-	1,116,371
Amortization of deferred stock-based compensation	-	-	-	29,885	-	29,885
Reversal of employee stock compensation expense due to terminations	-	-	(69,682)	52,009	-	(17,673)
Issuance of restricted common stock	50,000	5	21,729	-	-	21,734
Issuance of common stock to consultant	10,727	1	50,416	-	-	50,417
Exercise of employee stock options	158,212	16	163,548	-	-	163,564
Net loss	-	-	-	-	(3,583,992)	(3,583,992)

Balance at September 30, 2007	12,497,743	$1,250	$54,911,467	$(26,208)	$(27,309,773)	$27,576,736

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended
	September 30
	2007	2006
Operating activities
Net loss	$(3,583,992)	$(594,916)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	896,701	564,543
Accretion of discount on investments held-to-maturity	(4,743)	-
Amortization of prepaid software application-hosting discount	-	334,339
Non-cash compensation expense	1,200,734	553,266
Provision for allowance for doubtful accounts	(9,500)	(4,000)
Changes in operating assets and liabilities:
Accounts receivable	(822,497)	(1,647,558)
Prepaid expenses and other assets	17,183	(101,890)
Inventory	(596,954)	-
Accounts payable and accrued expenses	22,019	181,119
Deferred revenue	43,252	66,019
Net cash used in operating activities	(2,837,797)	(649,078)

Investing activities
Purchase of property and equipment	(385,123)	(335,286)
Capitalized internal software development costs	(265,486)	(316,716)
Sales (purchases) of short-term investments, net	5,365,036	(7,873,704)
Net cash provided by (used in) investing activities	4,714,427	(8,525,706)

Financing activities
Net proceeds from bank line of credit	1,288,000	97,000
Borrowings from bank equipment and other loans	608,800	-
Payments on bank equipment and other loans	(221,144)	(90,000)
Principal payments on capital leases	(208,834)	(91,023)
Proceeds from issuance of stock options and warrants	163,564	203,177
Proceeds from issuance of common stock in reverse acquisition of CEA, net of issuance costs	-	20,428,005
Net cash provided by financing activities	1,630,386	20,547,159
Effect of exchange rate changes on cash	-	2,578
Net increase in cash and cash equivalents	3,507,016	11,374,953
Cash and cash equivalents at beginning of year	11,828,667	1,650,323
Cash and cash equivalents at end of year	$15,335,683	$13,025,276

Supplemental cash flow information
Capital lease additions	$642,130	$-

Cash paid for interest	$78,866	$73,557

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

In connection with CEA’s initial public offering in February 2004, CEA issued to representatives of its underwriter options to purchase 350,000 units at an exercise price of $9.90 per unit.  Each unit consists of one share of common stock and two warrants to purchase one common share each at an exercise price of $6.40 per share.  The 700,000 warrants underlying the underwriter’s purchase option are subject to the same terms and conditions as the outstanding warrants of the Company described in Footnote 8 “Stockholders’ Equity”.  The unit purchase options expire on February 11, 2009.

On February 9, 2006 etrials Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of CEA, consummated a merger with etrials Worldwide, Inc., in which etrials Worldwide, Inc. changed its name to etrials, Inc. and became CEA’s wholly owned subsidiary.  At that time CEA changed its name to etrials Worldwide, Inc.

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

Series A and Series B Redeemable Convertible Preferred Stock

In connection with the reverse acquisition of CEA in February 2006, all of the outstanding shares of Series A and Series B Redeemable Convertible Preferred Stock of etrials plus accrued dividends were converted into 3,395,369 shares of common stock and 1,945,741 warrants of the Company. The Company accreted an aggregate $95,969 of dividends related to its redeemable convertible preferred stock for the nine months ended September 30, 2006.

Unaudited Interim Financial Statements

The accompanying consolidated balance sheet as of September 30, 2007, consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 and consolidated statement of stockholders’ equity for the nine months ended September 30, 2007 are unaudited. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements. The information disclosed in the notes to the financial statements for these periods is unaudited. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

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

Services provided during the three phases of clinical trials are typically earned under fixed-price contracts. Although etrials enters into master agreements with each customer, these master agreements do not contain any minimum revenue commitment by customers and contain general terms and conditions.  All services and revenues are covered by separately negotiated addendums called task orders.  Revenues generated from each task order, including services, software subscription and usage fees, and hosting fees, are generally recognized using the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours for each contract. This method is used because management considers total labor hours incurred to be the best available measure of progress on these contracts.

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

The estimated total labor hours of contracts are reviewed and revised periodically throughout the duration of the contracts with an adjustment to revenues from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is reasonably possible that the estimates will change in the near term and could result in a material change. The Company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues. As of September 30, 2007, the Company has not experienced any material losses on uncompleted contracts.

The following summarizes the components of the revenues recognized:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Services	$3,117,906	$3,150,430	$9,964,349	$7,855,308
Software subscriptions and usage fees	670,203	913,639	2,271,712	2,385,773
Hosting fees	347,931	381,423	1,181,495	1,064,835
Net service revenues	4,136,040	4,445,492	13,417,556	11,305,916
Reimbursable out-of-pocket revenues	1,074,690	330,716	3,490,716	2,324,353
Total	$5,210,730	$4,776,208	$16,908,272	$13,630,269

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

Internal Use Software and Website Development Costs

The Company follows the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs, which sets forth the accounting for website development costs based on the website development activity. The Company follows the guidance set forth in SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP No. 98-1), in accounting for the development of internal use software. SOP No. 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life of one to three years. The Company has capitalized $265,486 and $316,716 of internal software development costs during the nine months ended September 30, 2007 and 2006, respectively.

Warranties and Indemnification

The Company’s hosting service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s online help documentation under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe on a third party’s intellectual property rights. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of September 30, 2007.

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

Cash, Cash Equivalents and Short-term Investments

The Company accounts for its investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. The Company invests in high quality investments rated at least A2 by Moody’s Investors Service or A by Standard & Poors.  In accordance with Statement of Financial Accounting Standards No. 95, Statement of Cash Flows, the Company classifies available-for-sale securities, including its investments in auction rate securities that are available to meet the Company’s current operational needs, as short-term.

Inventory

The Company accounts for electronic patient diaries purchased for future clinical trials which will be billed to its clients as reimbursable out-of-pocket revenues and expenses, as inventory.  Inventory is valued at the lower of cost or market value and is allocated on a first in – first out method.

Intangible Assets

During April 2004, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) with Authentrics, Inc. (Authentrics) whereby the Company acquired an interactive voice recognition system technology (Acquired Technology) and certain other assets in exchange for 24,538 shares of common stock. The total cost of Acquired Technology of $132,000 is being amortized on a straight-line basis over its estimated useful life of three years. The Company recorded amortization expense of $15,199 and $77,018 for the nine months ended September 30, 2007 and 2006, respectively, related to these assets.

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

Goodwill

The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value. The Company has elected to perform its annual impairment test as of November 1 of each calendar year. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During November 2007 and 2006, the Company completed the required annual test, which indicated there was no impairment.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and outstanding indebtedness. In management’s opinion, the carrying amount of these financial instruments approximates their fair values at September 30, 2007 and December 31, 2006, based on their short-term nature or underlying variable interest rate.

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

Net (Loss) Earnings Per Common Share

Basic and diluted (loss) earnings per common share was determined by dividing net (loss) earnings attributable to common stockholders by the weighted average common shares outstanding during the period in accordance with SFAS No. 128, Earnings Per Share (SFAS 128). Dilutive net income per share includes the effects of all dilutive, potentially issuable common shares.

The following common shares and common share equivalents have been excluded from the computation of diluted weighted average shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Unvested restricted common stock	46,875	-	46,875	-
Unit purchase options	1,050,000	1,050,000	1,050,000	1,050,000
Stock options outstanding	2,636,403	2,784,166	2,636,403	2,784,166
Warrants outstanding	12,350,000	12,350,000	12,350,000	12,350,000

In addition, the 1,566,250 shares of common stock held in escrow as of September 30, 2007 in connection with the reverse acquisition of CEA have been excluded from the computation of basic and diluted loss per share in accordance with SFAS 128.

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

Stock Option Plan

The Company maintains an Equity Compensation Plan (the “Plan”) to provide incentives to eligible employees, officers, directors and consultants in the form of non-qualified stock options and, as permissible, incentive stock options. The Company has reserved a total of 3,200,000 shares of common stock for issuance under the Plan.  Of this amount, 288,514 shares are available for future stock option grants as of September 30, 2007.  On May 18, 2007 the Board of Directors approved an increase in the number of options issuable pursuant to the Plan to 3,500,000, subject to approval by the shareholders at the next Annual Meeting.

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

 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments were as follows:

	September 30	December 31
	2007	2006
Cash	$8,976,814	$3,115,362
Money market	4,011,675	6,024,155
U.S. agency notes	2,347,193	2,689,150
Total cash and cash equivalents	$15,335,683	$11,828,667

Auction rate securities	$2,800,000	$6,600,000
Corporate bonds	-	1,560,293
Total short-term investments	$2,800,000	$8,160,293

4. Accounts Receivable

            Accounts receivable consists of the following:

	September 30	December 31
	2007	2006

Billed accounts receivable	$3,352,020	$3,394,583
Unbilled accounts receivable	2,472,827	1,607,767
Total accounts receivable	5,824,847	5,002,350
Allowance for doubtful accounts	(12,500)	(22,000)
	$5,812,347	$4,980,350

5. Accrued Expenses

Accrued expenses consist of the following:

	September 30	December 31
	2007	2006

Accrued professional fees	$204,313	$97,881
Accrued client reimbursable expenses	346,726	866,032
Accrued other expenses	731,508	545,194
Accrued compensation	391,329	206,106
Accrued vacation	285,743	261,013

	$1,959,619	$1,976,226

6. Debt

Debt consists of the following:

	September 30	December 31
	2007	2006
Borrowings:
Bank line of credit, with an interest rate of 8.0% at September 30, 2007	$1,814,000	$526,000
Bank equipment loan, with an interest rate of 8.75% at September 30, 2007	50,000	140,000
Bank equipment loan, with an interest rate of 8.5% at September 30, 2007	455,388	-
Note payable, with an interest rate of 7.15%	22,268	-

Total borrowings	2,341,656	666,000
Bank line of credit and other short-term borrowings	2,052,935	646,000

Long-term borrowings, less current portion	$288,721	$20,000

Bank Line of Credit

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 when a third loan agreement was added and on May 31, 2007 when a fourth loan agreement was added.    The first agreement is a $2,000,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%.  This line of credit has $1,814,000 outstanding as of September 30, 2007 and these borrowings are secured primarily by accounts receivable.  The second agreement is a $300,000 equipment line of credit which has $50,000 outstanding as of September 30, 2007.  This loan funds equipment purchases and provides for interest at the bank’s prime rate of interest plus 1.0%. Borrowings under the equipment line of credit are being paid over a period of thirty months. The third agreement is a $500,000 equipment loan which has $455,388 outstanding as of September 30, 2007. Borrowings under this equipment loan are being paid over a period of thirty-nine months at the bank’s prime rate of interest plus 0.75%. The fourth agreement is a $500,000 equipment line of credit. This loan will be available to fund equipment purchases and provides for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit, if any, will be paid over a period of thirty-nine months. The Company has not had any borrowings under this equipment loan as of September 30, 2007.  The capital equipment borrowings are secured by the fixed assets that were acquired.

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

8. Stockholders’ Equity

Outstanding Warrants

The Company’s outstanding warrants were issued in two transactions. CEA sold 4,025,000 units (the Units) in its initial public offering in 2004. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two warrants. In connection with this initial public offering, the CEA issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. In connection with the CEA merger, the Company also issued to shareholders of etrials warrants to purchase 4,300,000 common shares as part of the merger consideration.

At December 31, 2006 and September 30, 2007, the Company had outstanding 12,350,000 warrants to purchase common stock. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share on the terms and conditions set forth in the warrants and the warrant agreement governing the warrants.  The warrants expire on February 12, 2008, unless redeemed before that time.  The warrants are redeemable at the option of the Company at a price of $.01 per warrant upon 30 days notice by the Company after the warrants become exercisable, only in the event that the last sale price of the common stock of the Company is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

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

As of September 30, 2007, the Company had reserved a total of 16,324,917 of its authorized 50,000,000 shares of common stock for future issuance as follows:

Unit purchase options (See Note 1)	1,050,000
Stock options outstanding	2,636,403
Reserved for future stock option grants	288,514
Common stock warrants outstanding	12,350,000

Total shares reserved for future issuance	16,324,917

9. Stock Based Compensation

Effective with the adoption of SFAS No. 123R, the Company has elected to use the Black-Scholes-Merton option pricing model to determine the weighted average fair value of options granted.  The Company has a limited trading history for its common stock as it began trading on the NASDAQ National Market on February 10, 2006.  Accordingly, the Company has determined the volatility for options granted in 2006 based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based upon the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures. As a result, using historical data among other factors, the Company has applied an estimated forfeiture rate of 5.93% in determining the expense recorded in the Company’s consolidated statement of operations.

During the three months ending September 30, 2007, the Company did not grant any new stock options.  On May 18, 2007, the Company granted 50,000 shares of restricted stock to a new member of senior management. The shares vest ratably on a quarterly basis over four years.  The Company measured the fair value of these awards at $4.70 based on the closing price of its common stock at the date of grant, which is being amortized to compensation expense ratably over the four year service period.  The Company recorded approximately $14,808 and $21,729 of compensation expense during the three and nine months ended September 30, 2007 in connection with the issuance of this restricted stock award.

The weighted average exercise price of options granted during the nine months ended September 30, 2007 was $4.61. There were 476,202 options granted during the nine months ended September 30, 2007.  The weighted-average assumptions utilized to determine the above values are indicated in the following table:

Nine Months Ended September 30,
2007
Expected dividend yield	0%
Expected volatility	100%
Risk-free interest rate	4.72%
Expected life (in years)	4.00

During the nine months ended September 30, 2007, the Company recorded $1,200,734 of stock-based compensation expense, of which $1,116,371 was related to options issued subsequent to the adoption of SFAS No. 123R.  As of September 30, 2007, there was $2,437,938 of unrecognized compensation expense related to non-vested share awards issued under SFAS No. 123R that is expected to be recognized over a weighted-average period of 2.91 years.  Net cash provided by operating and financing activities was unchanged for the period ended September 30, 2007, since there were no excess tax benefits from stock-based compensation plans.  The remaining stock-based compensation expense is due to the amortization of previously recorded deferred compensation, for stock options that have continued to be accounted for under APB Opinion No. 25 in accordance with the prospective transition method of SFAS 123R.  As of September 30, 2007, there was $26,208 of unamortized deferred compensation recorded related to such options.

The following summarizes the activity of the Plan for the nine months ended September 30, 2007:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term (years)
Outstanding at December 31, 2006	2,775,914	$3.82
Granted	476,202	4.61
Exercised	(219,451)	1.66
Canceled	(396,262)	5.04
Outstanding at September 30, 2007	2,636,403	$3.96	$2,150,392	4.06
Exercisable at September 30, 2007	1,618,433	$3.40	$2,008,225	3.79
Vested or expected to vest at September 30, 2007			$2,008,225

The total intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 were $406,165 and $175,438, respectively.

Selected information regarding stock options as of September 30, 2007 is as follows:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Number of	Life	Exercise	Number of	Exercise
Exercise Price			Shares	(in Years)	Price	Shares	Price
$1.14	-	$1.71	56,670	3.69	1.63	56,670	1.63
$1.71	-	$2.28	977,766	4.72	2.01	909,084	2.00
$3.43	-	$4.00	35,000	4.31	3.69	-	-
$4.00	-	$4.57	209,646	5.22	4.35	85,684	4.35
$4.57	-	$5.14	420,958	4.65	4.74	23,814	4.71
$5.14	-	$5.71	936,363	2.85	5.71	543,181	5.71
			2,636,403	4.06	$3.96	1,618,433	$3.40

10.  Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of the SFAS 109, Accounting for Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007 the Company had no unrecognized tax benefits which would affect the Company’s effective tax rate.  At September 30, 2007, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.  As of the date of adoption, January 1, 2007 and as of September 30, 2007, the Company had no accrued interest related to uncertain tax positions.

The Company has its tax years of 2003 – 2006 open to examination by federal tax and 2001 – 2006 for state tax jurisdictions.  The Company’s only foreign subsidiary is in the United Kingdom and it has its tax years of 2005 – 2006 open to examination.  The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years are under examination as of September 30, 2007.

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

11.  Recently Issued Accounting Pronouncements

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

Industry analysts and commentators have estimated that the growth in the use of eClinical technologies will continue to accelerate. We will have to continue to expand our customer base and technologies in order to maintain and grow our market share. Since 2002 the number of active eClinical trials being performed by us has grown from approximately 24 to 110 because of the increased adoption of eClinical technologies by the pharmaceutical and biotechnology industries.

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

Reimbursable Out-of-pocket Revenues– Reimbursable out-of-pocket revenues and corresponding expenses consist of client pass-through costs which can fluctuate quarterly based upon contract activity.

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

The following summarizes the components of our revenues:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2007	2006	2007	2006
Services	$3,117,906	$3,150,430	$9,964,349	$7,855,308
Software subscriptions and usage fees	670,203	913,639	2,271,712	2,385,773
Hosting fees	347,931	381,423	1,181,495	1,064,835
Net service revenues	4,136,040	4,445,492	13,417,556	11,305,916
Reimbursable out-of-pocket revenues	1,074,690	330,716	3,490,716	2,324,353
Total	$5,210,730	$4,776,208	$16,908,272	$13,630,269

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

Effective February 8, 2006, etrials amended the software application-hosting agreement previously entered into with a customer on April 1, 2005.  Under the terms of the amendment etrials released from escrow 40,897 shares and terminated 81,792 shares of common stock, which were previously held in escrow, resulting in a total of 139,048 shares issued to this customer.  As a result of this amendment, there are no longer any shares held in escrow and the shares issued are no longer subject to forfeiture should the customer terminate certain agreements.  In conjunction with this amended software-application hosting agreement, the Company recorded a reduction to revenues of $334,339 during the three months ended September 30, 2006, which reflects the fair value of the total shares of common stock issued to the customer as of February 8, 2006 less the discounts previously recorded.

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

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value. We have elected to perform our annual impairment test in November of each calendar year. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of performing the goodwill impairment test, we concluded there is one reporting unit.  During November 2006, we completed the required annual test, which indicated there was no impairment.

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on historical results, we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets as of September 30, 2007.

The Company adopted the provisions of FIN 48, an interpretation of the SFAS 109, Accounting for Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007 the Company had no unrecognized tax benefits which would affect the Company’s effective tax rate.  At September 30, 2007, the Company had no unrecognized tax benefits.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net service revenues decreased 7.0% to $4,136,040 for the three months ended September 30, 2007 as compared to $4,445,492 for the three months ended September 30, 2006.  The decrease in revenues is primarily the result of the timing and size of new clinical project deployments in process during the period.

Reimbursable out-of-pocket revenues and corresponding expenses increased to $1,074,690 from $330,716 for the three months ended September 30, 2007 and 2006, respectively.  This increase is primarily the result of increased diary hardware costs related to new electronic patient diary trials commenced in the three months ended September 30, 2007.

Costs of revenues increased 45.6% to $2,370,806 from $1,628,854 for the three months ended September 30, 2007 and 2006, respectively.  This increase was primarily the result of operations personnel increasing approximately 16% to 73 from 63 as of September 30, 2007 and 2006, respectively.  As a percentage of net service revenues, costs of revenues increased to 57.3% from 36.6% for the three months ended September 30, 2007 and 2006, respectively.  The increase in the costs of revenue percentage is due to lower revenues during the quarter as a result of the timing and size of new clinical project deployments in process during the period combined with costs increasing due to the personnel increases noted above.

Sales and marketing costs increased by 22.3% to $969,608 from $792,610 for the three months ended September 30, 2007 and 2006, respectively.  This increase was primarily the result of sales personnel increasing approximately 12% to 19 from 17 as of September 30, 2007 and 2006, respectively and increased marketing expenses and sales travel related to the Company’s goal of increasing new projects additions during 2007. As a percentage of net service revenues, sales and marketing costs increased to 23.4% from 17.8% for the three months ended September 30, 2007 and 2006, respectively.

General and administrative costs increased by 21.7% to $1,673,748 from $1,374,903 for the three months ended September 30, 2007 and 2006, respectively.  This increase was primarily the result of an increase of approximately $81,000 in legal costs primarily related to patent infringement litigation costs, $44,000 in CEO transition costs, $50,000 in increase accounting and tax costs and $29,500 in Sarbanes Oxley consulting costs.  We expect patent litigation costs will continue to increase during the remainder of 2007. As a percentage of net service revenues, general and administrative expenses increased to 40.5% from 30.9% for the three months ended September 30, 2007 and 2006, respectively.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life of three years. These costs were zero and $11,397 for the three months ended September 30, 2007 and 2006, respectively.  These costs declined since all intangible assets were fully amortized in April 2007.

Research and development costs increased by 32.6% to $609,184 from $459,397 for the three months ended September 30, 2007 and 2006, respectively.  The increase was primarily attributable to increased personnel costs related to contractors used to assist our research and development efforts for our new electronic data capture technology - EDC 2.0.  As a percentage of net service revenues, research and development expenses increased to 14.7% from 10.3% for the three months ended September 30, 2007 and 2006, respectively.

Other income for the three months ended September 30, 2007 was $174,839 as compared with $213,156 for the three months ended September 30, 2006. The change is primarily the result of a reduction in interest income of approximately $45,400, an increase in interest expense of approximately $20,200 offset by a reduction in the impact of foreign currency exchange losses by $27,300.

We experienced a net loss of $1,312,467 compared with net income of $391,487 for the three months ended September 30, 2007 and 2006, respectively.  The net loss for the three months ended September 30, 2007 was caused by decreased revenues of approximately $310,000, $950,000 of higher personnel and related costs associated with a 10% increase in personnel to 129 from 117, Sarbanes Oxley consulting costs of approximately $29,500, an increase of $81,000 in legal costs related to a patent infringement lawsuit (see Part II – Item 1), CEO transition costs of $44,000 and higher accounting and tax costs of $50,000.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net service revenues increased 18.7% to $13,417,556 for the nine months ended September 30, 2007, as compared to $11,305,916 for the nine months ended September 30, 2006.  The increase in net service revenues is primarily the result of timing and size of new clinical project deployments in process during the period.

Reimbursable out-of-pocket revenues and corresponding expenses increased to $3,490,716 from $2,324,353 for the nine months ended September 30, 2007 and 2006, respectively.  This increase is primarily the result of higher diary hardware costs related to new electronic patient diary trials that commenced during the nine months ended September 30, 2007.

Costs of revenues increased 36.8% to $6,704,394 from $4,899,766 for the nine months ended September 30, 2007 and 2006, respectively.  This increase was primarily the result of higher personnel costs, which increased at a higher rate than net service revenues.  As a percentage of net service revenues, costs of revenues increased to 50.0% from 43.3% for the nine months ended September 30, 2007 and 2006, respectively, primarily due to the timing and size of new clinical project deployments in process during the period and higher personnel costs.

Sales and marketing costs increased 42.1% to $3,634,983 from $2,558,754 for the nine months ended September 30, 2007 and 2006, respectively.  This increase was primarily the result of increased personnel, travel and marketing costs.  As a percentage of net service revenues, sales and marketing costs were 27.1% and 22.6% for the nine months ended September 30, 2007 and 2006, respectively.

General and administrative costs increased by 58.8% to $5,655,144 from $3,560,550 for the nine months ended September 30, 2007 and 2006, respectively.  This increase was primarily the result of a $648,000 increase in non-cash stock-based compensation expense ($325,000 of which related to CEO transition costs related to severance), CEO transition costs of $505,000 for severance, recruiting fee and other costs, costs associated with being a public company including approximately $143,000 in Sarbanes Oxley consulting costs and approximately $468,000 in increased legal costs primarily related to a patent infringement lawsuit.  As a percentage of net service revenues, general and administrative expenses were 42.1% and 31.5% for the nine months ended September 30, 2007 and 2006, respectively.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life of three years. These costs were $15,199 and $77,018 for the nine months ended September 30, 2007 and 2006, respectively.

Research and development costs increased by 16.7% to $1,609,898 from $1,379,275 for the nine months ended September 30, 2007 and 2006, respectively due to increased development efforts. The increase was primarily attributable to increased personnel costs related to contractors used to assist research and development efforts for our new electronic data capture technology - EDC 2.0.  As a percentage of net service revenues, research and development expenses were 12.0% and 12.2% for the nine months ended September 30, 2007 and 2006, respectively.

Other income for the nine months ended September 30, 2007 was $618,070 as compared with $574,531 for the nine months ended September 30, 2006. The change is primarily the result of an increase in interest income offset by higher interest costs and foreign currency exchange losses.

We experienced a net loss attributable to common stockholders’ of $3,583,992 compared with a net loss of $1,720,885 for the nine months ended September 30, 2007 and 2006, respectively.  The net loss for the nine months ended September 30, 2007 was negatively impacted by higher personnel costs and related costs associated with a 10% increase in personnel to 129 from 117, an increase of $648,000 in non-cash stock-based compensation expense ($325,000 of which related to CEO transition costs related to severance), other CEO transition costs for severance, recruiting fee and other costs of $505,000, costs associated with being a public company including Sarbanes Oxley costs of $143,000, and approximately $468,000 of increased legal costs primarily related to a patent infringement lawsuit (see Part II – Item 1). We expect patent litigation costs will continue to increase during the remainder of 2007.  The net loss attributable to the nine months ended September 30, 2006 was impacted by $1.1 million in preferred stock dividends and an induced conversion of common stock warrants.

Liquidity and Capital Resources

Our principal sources of cash have been from revenues from software application-hosting and related services as well as from proceeds from the issuance of various debt instruments and the sale of equity securities.

At September 30, 2007 we had cash, cash equivalents and short-term investments of approximately $18.1 million.  Our cash, cash equivalents and short-term investments decreased by approximately $1.9 million during the nine months ended September 30, 2007 primarily due to the net loss incurred during the period.

In the nine months ended September 30, 2007 and 2006 operating activities used approximately $2.8 million and $0.7 million, respectively.  Non-cash items included in operating activities for the nine months ended September 30, 2007 and 2006 were $2.1 million and $1.4 million, respectively. The increase in net cash used in operating activities was primarily due to the increased net loss and an increase in accounts receivable, prepaid and non-cash expenses and inventory partially offset by an increase in accounts payable, deferred revenue and accrued expenses.

In the nine months ended September 30, 2007 and 2006, investing activities provided approximately $4.7 million and used approximately $8.5 million of net cash, respectively.  The increase is primarily attributable to the net sales of $5.4 million of short-term investment in 2007 as compared to $7.9 million of net purchases in the prior period.  The Company has capitalized $265,486 and $316,716 of internal software development costs during the nine months ended September 30, 2007 and 2006, respectively.

In the nine months ended September 30, 2007 approximately $1.6 million of net cash was provided by financing activities, as compared to approximately $20.5 million in the nine months ended September 30, 2006.  The decrease was primarily the result of the net cash received in connection with the CEA merger in 2006 offset by $1.5 million in net borrowings during the first nine months of 2007.

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

Our backlog was approximately $18.7 million at September 30, 2007 compared to $17.7 million at December 31, 2006 and $20.7 million at September 30, 2006. Our backlog includes both projects covered by contracts and projects for which customers have provided written confirmation that they have decided to award contracts or work orders to us for a specific project.  The increase in backlog since December 31, 2006 is primarily the result of an increase in new project bookings during the period (approximately $15.5 million of new project bookings during the first nine months of 2007 compared to $13.0 million during the same period in 2006) and a decrease in project cancellations experienced in 2007 as compared to 2006 (approximately $1.1 million of cancellations during the first nine months of 2007 compared to $9.4 million during the same period of 2006) offset by higher revenues recognized during the period.  Project cancellations, which can be made by customers without penalty, are a normal part of the clinical research services industry and occur for a variety of reasons outside our control.  Some examples of reasons for cancellations are noted below:

•	The FDA can request changes in a clinical trial program – additional Phase II trials may be requested before Phase III trials may begin;
•	Mergers and acquisitions – client companies can be acquired and the resulting review of clinical programs can result in project cancellations due to similar compounds in development by each company;
•	Short project start timelines can result in client decisions to utilize paper instead of eClinical technologies which require longer start times;
•	Adverse and serious adverse reactions to the study drug;
•	Poor results or lack of statistically significant performance of drug in active trials based upon interim analysis;
•	Adjustments of future subscription license commitments based upon actual usage during prior contract year.

Contractual Obligations

We do not have any special purpose entities or any other off balance sheet financing arrangements. We have operating leases for office space and office equipment and a capital lease for the purchase of third party software, which are described below.

We generally do not enter into binding purchase commitments. Our principal commitments are primarily for leases for office space and equipment and a capital lease for the purchase of third party software. At September 30, 2007, the future minimum payments under these commitments were as follows:

Periods Ending December 31,	Capital Leases	Operating Leases

2007 (last three months)	$114,991	$223,262
2008	459,965	855,334
2009	26,642	626,327
2010	122	613,414
2011	-	422,250
2012	-	391,252
2013 and thereafter	-	99,646
Total required lease payments	$601,720	$3,231,485
Less interest included	(46,782)	-
Total minimum payments	554,938	$3,231,485
Current portion of capital lease	419,673
Long term portion of capital lease	$135,265

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 when a third loan agreement was added and on May 31, 2007 when a fourth loan agreement was added.    The first agreement is a $2,000,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%.  This line of credit has $1,814,000 outstanding at September 30, 2007 and these borrowings are secured primarily by accounts receivable.  The second agreement is a $300,000 equipment line of credit which has $50,000 outstanding as of September 30, 2007.  This loan funds equipment purchases and provides for interest at the bank’s prime rate of interest plus 1.0%. Borrowings under the equipment line of credit are being paid over a period of thirty months. The third agreement is a $500,000 equipment loan which has $455,388 outstanding as of September 30, 2007. Borrowings under this equipment loan are being paid over a period of thirty-nine months at the bank’s prime rate of interest plus 0.75%. The fourth agreement is a $500,000 equipment line of credit. This loan will be available to fund equipment purchases and provides for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit, if any, will be paid over a period of thirty-nine months. The Company has not had any borrowings under this equipment loan as of September 30, 2007.  The capital equipment borrowings are secured by the fixed assets that were acquired.

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

 In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in our current Annual Report on Form 10-KSB filed on March 30, 2007, which could materially affect our business, financial condition or future results. The risks described in that Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

A company brought a patent infringement action against us in July 2006.  See Item 1 of Part II of this Report.  We expect to incur substantial litigation costs during the remainder of 2007 as this case has moved into the discovery phase on May 1, 2007.  Although we have, and continue to, discuss resolution of the litigation, we intend to vigorously defend our rights in this case.  Many patents have been issued in our industry, some of which have been asserted in litigation. We expect intellectual property disputes and related litigation costs will be an ongoing risk to us.  The risks that are most likely to cause unexpected adverse quarterly operating performance affects include project delays or cancellations by customers due to changes in the clinical trials being conducted by our customers, over which we have no control and which can be made by our customers without financial penalties under our customer contracts.  Such changes by customers represent an ongoing risk each quarter.

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

Item 3.    Controls and Procedures

An evaluation of the effectiveness of both our disclosure controls and procedures and of our internal control over financial reporting as of September 30, 2007 was made under the supervision and with the participation of management, including our chief executive officer and chief financial officer.  The evaluations of our disclosure controls and procedures and our internal control over financial reporting include a review of the objectives, design and operation of the controls and the effect of the controls on the information generated for use in this Annual Report.

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

During 2007, we are continuing to enhance Company-wide policies and procedures intended to reasonably assure consistent and appropriate assessment and application of generally accepted accounting principles. We have also retained consultants and are recruiting additional experienced accounting personnel in order to strengthen our internal controls and enable the Company to implement Sarbanes Oxley compliance by the currently required management compliance date of December 31, 2007.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not a party to any pending legal proceeding other than routine litigation that is incidental to our business, except as follows:

On July 17, 2006, Datasci, LLC filed a complaint against us in the U.S. District Court for the Baltimore District of Maryland (Civil Action No. MJG06CV1818).  The complaint alleges infringement of United States Patent No. 6,496,827 entitled “Methods and Apparatus for the Centralized Collection and Validation of Geographically Distributed Clinical Study Data with Verification of Input Data to the Distributed System”.  The Company intends to vigorously defend its rights.  Discovery in the case began on May 1, 2007, and a trial date has not yet been scheduled.  There can be no assurance as to the outcome of this case.  The parties have been, and continue to, discuss possible resolution of the litigation and any potential settlement may be material to the Company's financial statements.  There can be no assurance these discussions will result in a settlement.

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

ETRIALS WORLDWIDE, INC.

November 13, 2007	By:	/s/ EUGENE E. JENNINGS Eugene E. Jennings President, Chief Executive Officer and Director (Principal Executive Officer)

November 13, 2007	By:	/s/ JAMES W. CLARK, JR. James W. Clark, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX
Exhibit	Description
3.1	Certificate of Incorporation of the Registrant. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
3.1.1	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).
3.2	Bylaws of the Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
4.1	Specimen Unit Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
4.2	Specimen Common Stock Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
4.3	Specimen Warrant Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
4.4	Form of Unit Purchase Option. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
4.5
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

10.47	2005 Performance Equity Plan as Amended through September 7, 2007*
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of Principal Executive Officer and Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. Section 1350*
*Filed herewith.