Form 10KSB
period 2007-12-31
ETRIALS WORLDWIDE INC.
filed 2008-03-10
CIK 1268904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Securities registered under Section 12(g) of the Act:  None

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

The issuer’s revenues for the fiscal year ended December 31, 2007 its most recent fiscal year were $22,439,604.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of February 29, 2008 was $16,985,999.

DOCUMENTS INCORPORATED BY REFERENCE:  Proxy Statement to be filed on or before April 30, 2007.

Transitional Small Business Disclosure Form (Check one)   ☐ Yes   ☒ No

ETRIALS WORLDWIDE, INC.
ANNUAL REPORT ON

FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2007

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

General

etrials is a single source global provider of each of the three key clinical software technologies used to optimize the clinical trial process – electronic data capture (“EDC”), interactive voice and Web response (“IVR/IWR”), and electronic patient diaries (“eDiary”) – along with professional services and support as part of an integrated or individual software as a service (“SaaS”) platform.

Adaptive, Web-based tools work together to coordinate data capture, logistics, patient interaction and trial management – turning data into intelligence and shortening the pathway to an actionable study endpoint.

Value Proposition

Recognizing that successful clinical trials rely on the speed in which actionable decisions can be made, etrials provides innovative data collection, end-to-end trial visibility and tightly managed control mechanisms that:
•	Capture clinical and patient reported information through multiple modalities – via Web, PDAs, smartphones, tablet PCs, and phones.
•	Integrate clinical trial information from different sources such as labs, ECG/EKG, diagnostic images, in-home testing devices such as blood glucose monitors and other sources.
•	Provide centralized control and managment of the trial, at the site and patient levels to enhance data quality.
•	Provide an integrated solution of eClinical services, technologies (EDC, IVR and ePRO) and expertise that provides our clients real time visibility into and across the clinical trial process.
•	Offer value-added services such as consultative program development, project management, training options, hosting services, in-house help desk support, ad hoc reporting, and medical coding.

etrials will support these value propositions by leveraging the following key strengths:

Advanced Solutions on an Integrated Platform
etrials is one of a limited number of eClinical technology vendors that offer a fully integrated eClinical solution to meet complex data collection requirements from a secure and centralized system.

Experience
As an experienced industry leader, etrials has facilitated more than 900 trials involving more than 400,000 patients in over 60 countries and approximately 33 of those studies resulted in approximately 12 approved new drug applications. Having partnered with more than 100 different clients, etrials intends to lead the way towards future industry innovations such as, Adaptive Clinical Trials and integration between eClinical and electronic health records and disease management.

Process Excellence
From fast study start-up to strategic implementation of mid-study changes, our project teams have deep clinical research knowledge and technical expertise necessary for effective and efficient management client’s clinical trials. In fact, the average client/project manager relationship is four years with the longest at 10 years.

Products

 etrials’ Web-based architecture and integrated eClinical solutions enable customers to efficiently capture, integrate, manage and analyze key clinical and patient reported information in one data repository. Real-time Web-based access allows clinical trial sponsors and CROs to analyze actionable information based on high quality data an estimated eight to twelve weeks earlier than traditional paper-based methods, enhancing and speeding decision-making and supporting adaptive trial design.

etrials’ eClinical solutions include:

•
EDC. etrials’ EDC is a Web-based, globally-proven solution for collecting, managing, and analyzing real-time clinical trial information. Our EDC solution allows clinicians, researchers and business executives to drive data quality and make more informed decisions faster by more effectively managing and monitoring trial progress, site and CRA performance, compliance, and data reconciliation virtually in real-time.
With etrials’ configurable electronic case report forms (“eCRF”), study information is more accurate, timely and accessible, for better collaboration and communication. The Company’s dynamic business process engine supports multiple workflows and ensures that information collected in the field is verified and complete. Real-time reporting supports adaptive study designs by enabling integration of study information and knowledge as the trial progresses.

•
eDiary. etrials’ eDiary is a multiple modality electronic patient reported outcomes (ePRO) solution for patient intelligence. Sponsors can drive high compliance and data quality across different therapeutic areas, patient populations, and global locations, while ensuring optimal control, simplicity, reporting and flexibility.

Problems associated with paper-based collection such as patient compliance, transcription errors and limited data analysis are minimized and etrials’ eDiaries provided interfaces that are simple to use. Information is stored on the local device (handheld, tablet, or smartphone) and a central database through wired and wireless connectivity.

•
IVR/IWR. etrials' IVR/IWR solutions go well beyond traditional IVRS systems, etrials’ IVR solutions provides a powerful trial and site monitoring and control tool. Real-time patient enrollment, dynamic randomization and comprehensive drug supply management systems are accessible via a single, convenient and implicit site logistics administration console.

The solution enables sponsors to easily manage site or stratum-based patient enrollment, the compliance of sites and subjects, and what supplies have shipped.

Technology Platform. The etrials eClinical Software as a Service web-based platform is more capable of meeting the diverse needs of each clinical trial than traditional enterprise software. Our SaaS architecture, built on an Oracle foundation, enables our customers to focus on managing their trials and not on running servers, databases and applications. This model reduces the costs associated with deploying a clinical trial. All etrials’ solutions include design, testing, and deployment to enable its customers to rapidly conduct and closeout their studies. These supporting applications are essential to etrials’ subscription licensing strategy and software services.

Professional Services. To support our technology solutions, etrials offers services for our customers that include; software implementation, project management, training, system performance and maintenance, knowledge transfer, and global customer support.

•
Software implementation. We develop with our client database specifications, design the screen forms and backend data structure, determine the data transformations necessary and configure the required infrastructure, including both hardware and communications systems.

•
Project management. When awarded a project, etrials will assign an experienced Project Team to the initiative, led by an expert Clinical Project Manager. The team works closely with clients to develop project specifications and to understand the expectations for etrials’ conduct of the proposed project. Ongoing management of the technical aspects of a clinical trial is provided, from start-up, to deployment, to conduct, to close out.

These services typically involve consulting and managing how the technology and services are used in the clinical trial. Project managers also monitor the study’s budgeted hours, ensuring milestones are hit, and coordinate changes to the database when changes need to occur.

•
Training. etrials’ training staff provides on-site investigator training courses, online training modules, Web-based instructor-led training and train-the-trainer options to ensure investigator sites and clinical researchers are effectively educated in use of our software.

•
System performance and maintenance. etrials’ provides a holistic solution, ensuring business continuity, resiliency and security. etrials has invested heavily to help clients attain the peak performance their clinical trials require to always be running quickly, efficiently and in a security-rich and industry-compliant environment.

Recognizing our clients’ critical need to access trial data at any time and in virtually any location around the world, etrials’ has assembled a highly talented team of IT professionals to support their clinical trial environments

•
Comprehensive knowledge transfer. For those clients who want to internalize the design and management of their clinical studies, this consulting service trains their staff in the use of the design software and the steps involved in deploying trials.

•	Global customer support. Support for the investigator sites, research staff and other system users accessing the software 24 hours a day and seven days a week through our global in-house help desk.

Technology Acquisitions

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

We may, in the future, also acquire other companies that have software or services that we can cross-sell to our existing customers or that have customers to which we can sell our existing products and services. Examples of products and services we might acquire to sell to our existing customers include: clinical trial site payment technology, safety database technology, adverse event reporting services and eSubmissions technology and services.  There can be no assurance that such future acquisitions will be available on terms acceptable to us.

Research and Development

 Our research and development efforts are focused on improving and enhancing our existing products and services as well as developing new products and services.  etrials places a high level of importance on a well-documented product strategy plan and roadmap based on market research, market problems, technology assessment, competitive analysis and innovation.

etrials continues to provide enhancements, upgrades and new versions of our products and services to directly address our customers’ business problems. Both visible and unseen to customers, top priorities include advancements to our products’ human interface, strategic features and functionality for their multiple configuration modalities, as well as their ability to integrate with other third-party technologies.

Research and development expenditures were approximately $2.2 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively.

Business Segments and Geographic Information

We conduct our operations through offices in the United States and the United Kingdom (UK). We view our operations and manage our business as one operating and reporting segment, based on the guidance included in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

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

We had two and three customers who comprised approximately 29% and 43% of our revenues during the year ended December 31, 2007 and 2006, respectively.

Customers individually representing greater than 10% of our revenues are as follows:

	Percent of Revenues
	December 31
	2007	2006

Wyeth	18.6%	18.4%
Johnson & Johnson	10.0%	*
The Medicinnes Company	*	14.3%
Genzyme Corporation	*	10.5%

Total	28.6%	43.2%

* less than 10%

Although we enter into master agreements with each customer, the master contracts do not contain minimum revenue commitments. Services and revenues are covered by separately negotiated addendums called task orders. See Risk Factor (16) about risks related to customer cancellations and delays and their affect on our revenue.

Our customers are companies in the life science industry, including pharmaceutical, biotechnology and medical device organizations, as well as CROs. The needs and sales approaches are unique depending on the focus of each segment; therefore, we have two sales channels, direct and value added reseller, to support our bookings and revenue targets.

In late 2007, our Sponsor Business Development Group began deploying a consultative “solution sales” methodology directed toward key buyers and influencers at clinical trial sponsor organizations (pharmaceutical, biotechnology and medical devices) running Phase I through Phase IV clinical trials. These customers may work in any therapeutic area (e.g., cardiology, oncology, etc.), and may be in large or mid-sized pharmaceutical, biotechnology or medical device manufacturers. These clinical trials are highly regulated and require strict adherence to U.S and international guidelines. Sales through this direct channel currently represent the largest share of our total revenue.

 The CRO Business Development Group focuses on establishing and working with CRO partners to position etrials technology and service solutions as part of the CRO’s outsourced client trial management services. etrials sells per-project and / or enterprise subscription agreements to CROs that use the technology in the work they do for pharmaceutical companies.

Traditionally slow to abandon paper processes, currently the majority of CROs are being required by their sponsor customers to embrace and utilize eClinical technologies as a part of their service offerings for clinical study conduct.

 Unique to the industry, etrials' business development groups are supported by our Client Services Management Practice, which was established in fourth quarter of 2007 to manage new and existing clients.  This includes overall accountability for project delivery and quality, staffing, and client satisfaction to ensure each engagement provides a full utilization of its services and solutions. This group is also responsible for driving cross- and up-sell opportunities.

The eClinical market is in a period of rapid growth. EDC use has doubled since 2005 to nearly half (45%) of all clinical trials. Investment in EDC is estimated to see compound growth at an annual rate of 14%, totaling more than $3.1B (US) by 2011. By 2009, spending on EDC technology alone is expected to exceed $500M (US). These numbers do not include the other two core clinical technologies that etrials offers – ePRO or IVRS. Research also indicates that 60% of our customers utilize more than one of the three primary eClinical technologies.

These market factors, along with competitor deficiencies are strong indicators for solid growth and market share in 2008 and beyond. What’s more, we are one of the few proven and fully integrated eClinical deployment models.  Accordingly, we believe our opportunity to cross-sell and up-sell new solutions to existing clients is extremely positive.

We routinely customize our technology and services to the specific needs of each clinical trial. Therefore, both the sales process and the build and deployment process are complex. Our average sales cycle is approximately six months for new clients. The size of contracts, including software subscription and usage, hosting, hardware devices and professional technical services, vary widely, but range from $50,000 for single, very small trials for certain technology offerings to multi-million dollar contracts for master service agreements and very complex trials for all three core technologies and services.

Competition

The market for eClinical technologies is disjointed, with many companies providing partial solutions for different parts of the drug development process, but none offer a robust set of each of the three major technologies in-house that is needed to reach longitudinally across all key endpoints of the clinical trial process.

During 2007, we viewed six companies as major competitors to our EDC software and services, three companies as major competitors to our ePRO patient diaries software and services, and seven companies as major competitors to our IVRS software and services.

Most competitors in the market offer individual products that cover one or two of the three main eClinical technologies – EDC, IVR, and ePRO. They supplement their products with strategic partnerships to fill in the missing technologies.

One of our primary competitive advantages is having an integrated offering that may be tailored to meet our client’s specific clinical trial challenges. We believe this will allow our clients to more efficiently make important decisions about their clinical trials, which will both save our clients substantial expenses and decrease the time required to bring new products to market.  This in turn accelerates our clients ability to generate revenue.

We also compete with the accepted and staid paper processes that have long been used to collect data in clinical trials. While usage of clinical trial technologies is projected to see a sharp increase over the next several years, a significant number of paper-based clinical trial processes are still be utilized today. We believe this represents both competition, and opportunity to increase our business.

The eClinical industry has grown rapidly in recent years.  Many industry analysts predict consolidation will reduce the number of vendors.  Commoditization of eClinical technologies could result in etrials having to reduce prices and/or operating margins and loss of market share. Competitors vary in size and in the number of products and services they offer to the market, and may include CROs or drug companies that have developed their own internal technology solutions.

Our competitive advantage will depend on:

•	Our ability to increase market share by convincing clients that our integrated products and services offer a better solution than non-integrated offerings of larger competitors.

•	Our ability to penetrate the mid market segment with an expanded sales presence and new strategic positioning.

•	Our ability to ensure high levels of performance, customer service and support through operational excellence and Six Sigma process reengineering.

•	Our ability to maintain a technological edge through robust product development, business partnerships, mergers and/or acquisitions.

•	Our ability to successfully sell and prove the value of our consultative eClinical solutions.

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

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We and other companies in our industry have entered into settlements and obtained licenses from patent holders, including from those who do not conduct active businesses.  Our technologies may not be able to withstand third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing etrials’ business plan. In addition, etrials’ agreements often require us to indemnify our clients for third-party intellectual property infringement claims, which would increase the cost to us of an adverse ruling in such a claim. An adverse determination could also prevent etrials from offering our technologies and services to others.

While we do not believe that our products, trademarks, copyrights, or other proprietary rights infringe the proprietary rights of third parties, third parties may assert infringement claims against us in the future with respect to current or future products. Further, etrials expects that we may become subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, etrials hires employees and retains consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. Such vendors or companies may claim that etrials’ products are based on their products and that etrials has misappropriated their intellectual property. Any such claims, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require etrials to enter into royalty or licensing agreements with third parties. Such royalty or licensing agreements, if required, may not be available on terms acceptable to etrials or at all, which would have a material adverse effect upon our business and financial position.

etrials assumed all MiniDoc liability related to alleged past infringement of PHT Corporation’s U.S. Patent No. 6,095,985 and as a part of the confidential settlement agreement by and between etrials and PHT Corporation, etrials negotiated a release of any and all claims against MiniDoc related to such alleged infringement of PHT’s patent.  During 2006, we settled an infringement claim brought by PHT Corporation. Our legal defense costs prior to settlement were substantial. On August 22, 2005, etrials and the plaintiff entered into a Settlement and License Agreement to settle the patent infringement action filed in the United States District Court for the District of Delaware. We agreed to pay the plaintiff $279,114 as a settlement of the lawsuit. This amount was paid in 2005. We also agreed to pay future royalties through the expiration of the last to expire plaintiff patent, for the license of the plaintiff patents based upon revenues from diary studies conducted by us in the United States and certain international studies.

On November 27, 2007 etrials announced the settlement of the July 17, 2006 action filed by Datasci, LLC alleging that we had infringed on its patent.  Under the terms of the settlement, etrials entered into a non-exclusive licensing arrangement and agreed to pay Datasci $1.75 million as an upfront license fee for our legacy EDC products.  Under the agreement, Datasci acknowledged that our current EDC product, EDC 2.0, is not subject to any future royalty obligations. As our product offerings change in the future, we will have to determine whether such changes will cause us to become subject to royalty obligations.

We are not aware of any other infringement legal actions against companies in our industry involving patents with broad claims.  From time to time, we have been contacted by companies seeking to license their patents to us.  To date, however, except as disclosed above, we have not become a party to any such infringement legal action or paid any license fees to persons who have alleged possible infringement by our products.  There can be no assurance, however, that future infringement claims will not result in litigation or settlements that result in us acquiring licenses from third parties.

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

Employees

As of December 31, 2007, we had approximately 125 full-time and part-time employees. No employees are known to be represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

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

At December 31, 2007, we had an accumulated deficit of approximately $29.9 million, including a net loss attributable to common stockholders of approximately $6.2 million for the year ended December 31, 2007.  There is no assurance that we will ever be able to achieve and maintain profitability.

(2)  We may require additional financing to fund potential acquisitions.  If financing is not available, we may not be able to grow as we plan.

At December 31, 2007, we had cash, cash equivalents and short-term investments totaling approximately $15.2 million and tangible assets of approximately $23.6 million. We may use our capital to fund acquisitions of other companies and other technologies.  However, in the future, we may be required to seek additional financing to fund potential acquisition opportunities.  We cannot assure you that such funding will be available. If sufficient capital is not raised, our ability to grow through acquisitions or otherwise respond to competitive pressures would be significantly limited.

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

(8)  If we acquire companies, software applications, or technologies, we may face risks associated with those acquisitions. These risks include, but are not limited to, difficulty of integrating, dilution of stockholder value and disruption of business, which could substantially decrease our revenue or margins or increase our expenses.

In the future, we plan to acquire products or technologies from other companies. We may not realize the anticipated benefits of our future acquisitions or investments to the extent that we anticipate, or at all. If any acquisition or investment is not perceived as improving earnings per share, our stock price may decline. In addition, we may incur non-cash amortization charges from acquisitions, which could harm operating results. Any completed acquisitions would also require significant integration efforts, diverting attention from existing business operations and strategy.  We have made only small acquisitions to date, so our ability as an organization to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

•	difficulties in integrating operations, technologies, services and personnel;

•	diversion of financial and managerial resources from existing operations;

•	risk of entering new markets;

•	potential write-offs of acquired assets;

•	potential loss of key employees;

•	inability to generate sufficient revenue to offset acquisition or investment costs;

•	risks associated with intellectual property claims;

•	delays in customer purchases due to uncertainty;

•	risk of operating and integrating geographically remote offices;

•	risk of losing customers of the acquired companies due to actual or perceived changes in operations and customer interfaces; and

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

(9)  We rely on third-party hardware and software that may be difficult to replace or which could cause errors or failures in service. Such events may harm our relationship with customers.

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

(10)  Security and other concerns may discourage use of our internet based software, which could significantly reduce revenues.

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

III. Risks associated with our market, customers and partners

(11)  We have several large clients from whom we derive substantial revenue and therefore the loss of even a few of our clients could significantly reduce our revenues.

We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of clients. We have two clients that accounted for approximately 29% of our revenue for the year ended December 31, 2007.  If we lose one of these clients or other significant clients and do not replace them with new clients, our revenues will decrease and may not be sufficient to cover our costs.

(12)  Price controls on what our clients charge may cause our clients to decrease their purchases of information technology, including our software and services, and they may pressure us to decrease the prices we charge our customers.

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

(13)  We depend entirely on the clinical trial market and a downturn in this market could cause our revenues to decrease.

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

(14)  We may lose revenue if our clients experience delays in clinical trials or if we lose contracts. Consequently, contracts we have signed may not result in our collecting or recognizing the amount of revenue stated in the contracts.

Although our contracts provide that we are contractually entitled to receive fees for services provided through the date of termination, customers generally are free to delay or terminate a clinical trial or their contract related to the trial at any time. The length of a typical clinical trial contract varies from several months to several years. Clinical trial sponsors may delay or terminate clinical trials for several reasons, including:

•	unexpected results or adverse patient reactions to a potential product;

•	inadequate patient enrollment or investigator recruitment;

•	manufacturing problems resulting in shortages of a potential product; or

•	decisions by the sponsor to de-emphasize or terminate a particular trial or drug.

•	adjustments of our multi-year subscription license agreements.

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

(15)  We face significant competition, which could cause us to lose business or have lower margins.

The market for our solutions is intensely competitive and rapidly changing. The direct competition we face depends on the market segment focus and delivery model capabilities of our competitors. We also at times have to overcome customer reluctance to move away from existing paper-based systems. We have three primary categories of competitors: larger technology and services companies that provide their offerings to both the pharmaceutical industry and contract research organizations that support then,  large clinical research organizations, some of which have licensed competitive technologies, that provide data collection and other services to pharmaceutical and biotechnology companies and smaller applications software companies that license software to perform these functions. Many of our competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition, and a larger total number of customers for their products and services than we do. These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than we may be able to do. In addition, we anticipate new competitors will enter the market in the future. Increased competition may result in price reductions, reduced operating margins, and change in market share and could have a material adverse effect on our business, financial condition, and results of operations. New product announcements by competitors may make it difficult to sell our products even before the competitor releases the product.

(16)  There are risks associated with international operations, which we expect will become a bigger part of our business in the future.

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

IV. Risks associated with our officers, directors and employees

(17)  Any failure to adequately expand our direct sales force or to compensate sales personnel in appropriate ways will result in our being understaffed and this will reduce our sales and revenues.

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

(18)  Because competition for our target employees is intense, we may not be able to attract and retain the highly skilled employees we need to support our planned growth. If this occurs, we may not be able to increase our sales or provide services to our customers.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives, as well as people with clinical trial and related health care industry experience. Personnel with experience in both software and health care industries are in high demand by other employers. We may not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain key employees. Many of our officers and employees have stock options whose exercise prices are higher than the current market price of our Common Stock. This significantly reduces the value of our stock options as an employee retention tool .  Furthermore, the recent changes in policies regarding the accounting for stock options may discourage us from granting the size or type of stock options awards that job candidates require to join the company. If this occurs, we may not able to increase our sales or provide services to our customer.

(19)  As we transition to technology transfer agreements, our personnel will have to learn new skills or we may need to replace our personnel.

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

(20)  Our executive management team is critical to the execution of our business plan and the loss of their services could severely impact our ability to maintain and grow our business.

Our success depends significantly on the continued services of our management personnel, including Eugene “Chip” Jennings, our Chief Executive Officer, James Clark, our Chief Financial Officer, and Michael Harte, our Senior Vice President of Strategic Accounts. Losing any one of our officers could seriously harm our business. Competition for executives is intense. If we have to replace any of our officers, we would not be able to replace the significant amount of knowledge that they have about our operations. We do not maintain key man insurance policies on anyone.

V. Regulatory matters that affect our business

(21)  Extensive governmental regulation of the clinical trial process could require costly modifications to our products, adversely affect prospective clients’ willingness to use our software products and services and could increase competition and reduce our market share.

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

(22)  Changes in government regulations relating to the health care industry could have a material adverse effect on the demand for our services, which could substantially reduce our revenue.

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

(23)  Current trends are that our customers have higher risks of product liability and similar claims related to how they conduct clinical trials and analyze information from clinical trials both before and after drugs are sold in the market. This could result in product liability claims relating to our software applications or services.

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

(24)  Privacy concerns and laws or other domestic or foreign regulations may reduce the effectiveness of our services and products. If this occurs, our revenue may be substantially reduced.

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

(25)  Evolving regulation of the Internet may either reduce our revenue or increase our expenses.

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

(26)  Our ability to protect our intellectual property is limited. We have been sued for patent infringement and our products may be subject to other infringement claims by third parties.

We do not own any issued patents. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary, and third parties may attempt to develop similar technology independently. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. During 2004 and 2006, we were sued for patent infringement (both suits were ultimately settled). See “Description of Business – Intellectual Property Rights” for a description of the patent infringement litigation settlement.  From time to time, we have been contacted by companies seeking to license their patents to us.  To date, however, except as disclosed above, we have not become a party to any such infringement legal action or paid any license fees to persons who have alleged possible infringement by our products.  There can be no assurance, however, that future infringement claims will not result in litigation or settlements that result in us acquiring licenses from third parties.  Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing our business plan. In addition, our agreements often require us to indemnify our partners and customers for third-party intellectual property infringement claims, which would increase the cost of an adverse ruling in such a claim.

VI.  Risks Related to Our Securities

(27)  Our outstanding stock options may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might substantially decrease the market price of the common stock.

We have outstanding stock options to purchase approximately 2.8 million shares of our common stock.  To the extent they are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our stockholders. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares.

(28) Our securities began being quoted for trading on the NASDAQ Global Market in February 2006, but there is no assurance we will continue to meet NASDAQ listing requirements.

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

Item 3. LEGAL PROCEEDINGS

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 15, 2007, at 11:00 a.m. Eastern Standard Time at the offices of etrials Worldwide, Inc. (the “Corporation”), 4000 Aerial Center Parkway, Morrisville, North Carolina 27560, the annual meeting of the stockholders of the Corporation was held.  The following summarizes the proposals approved at the meeting:

Proposal 1 – The election of Peter Coker, Donald Russell, Eugene Jennings and Kenneth Jennings to the board of directors:

•	10,326,811 votes were cast FOR the election of Mr. Coker to the Corporation’s Board of Directors and 162,241 votes were WITHHELD.
•	10,374,491 votes were cast FOR the election of Mr. Russell to the Corporation’s Board of Directors and 114,561 votes were WITHHELD.

•	10,404,185 votes were cast FOR the election of Mr. Eugene Jennings to the Corporation’s Board of Directors and 84,867 votes were WITHHELD.
•	10,415,125 votes were cast FOR the election of Mr. Kenneth Jennings to the Corporation’s Board of Directors and 62,927 votes were WITHHELD.

Proposal 2 - The increase to 3,500,000 the number of shares of the corporation’s common stock issuable under the 2005 Performance Equity Plan was approved with 6,273,882 votes cast FOR, 827,793 votes were cast AGAINST, and 94,572 votes abstained.  There were 3,332,796 broker non-votes.

Proposal 3 – The selection of Ernst & Young as the company’s independent registered public accountants was approved with 10,428,470 votes cast FOR, 44,765 votes were cast AGAINST such appointment, and 15,817 votes abstained.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

On February 10, 2006, our units, common stock and warrants began to be traded on the NASDAQ Global Market under the symbols ETWCU, ETWC and ETWCW, respectively.  Prior to February 10, 2006, the units, common stock and warrants of CEA traded on the Over-the-Counter Bulletin Board under the symbols CEACU, CEAC and CEACW, respectively.   The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2007
Fourth Quarter	4.94	2.31	4.10	2.41	0.12	0.01
Third Quarter	5.58	3.25	4.78	2.90	0.45	0.05
Second Quarter	7.30	4.94	5.54	4.21	0.81	0.39
First Quarter	6.26	3.89	5.10	3.06	0.64	0.26

2006:
Fourth Quarter	5.10	4.13	4.10	3.08	0.70	0.48
Third Quarter	6.21	4.40	4.93	2.75	0.85	0.49
Second Quarter	8.00	5.86	5.54	4.17	1.40	0.62
First Quarter (Feb. 10 - Mar. 31)	9.20	7.85	6.15	5.40	1.52	1.08
First Quarter (prior to Feb. 10)	9.07	7.50	6.17	5.41	1.60	0.94

Effective February 11, 2008 at 5:00 p.m. Eastern Standard Time, the warrants expired.  Accordingly, trading in both the warrants and units were discontinued. See Note 10 in the Notes to Consolidated Financial Statements for a description of the warrants and units.

As of February 29, 2008, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $16,985,999 million.

As of February 29, 2008, there were 11,016,207 shares of Common Stock, $0.0001 par value per share outstanding.  That number excludes 1,566,250 “Trigger Shares” which were cancelled on February 19, 2008.  See Note 1 in the Notes to Consolidated Financial Statements for a description of the conditions under which Trigger Shares were cancelled.

Holders

As of February 29, 2008, there were 147 holders of record of shares of our Common Stock.

Dividends

We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon, among other things, revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations, including potential acquisitions and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.  Additionally, under the terms of our line of credit agreement, which expires on May 31, 2008, we are not permitted to pay dividends.

Securities Repurchases

On November 15, 2007, our Board of Directors authorized the repurchase of up to $1,000,000 of Common Stock on the open market, in block trades and in privately negotiated transactions depending on market conditions and other factors.  This authorization terminates as of June 30, 2008, unless the Board acts to extend its authorization.  As of February 29, 2008, we had not repurchased any common shares pursuant to this authorization.

Equity Compensation Plan

The Company’s 2005 Performance Equity Plan (the “Plan”) was approved by the shareholders of the Company on February 9, 2006.  The purpose of the Plan is to provide incentives to eligible employees, officers, directors and consultants in the form of non-qualified stock options, incentive stock options, restricted stock and other equity grants.  On November 15, 2007, the shareholders voted to increase the number of shares issuable under the Plan to 3,500,000 shares.  Of this amount, 388,255 shares were available for future stock option or other grants as of December 31, 2007.

Equity Compensation Plan Information

Plan Category	Number of securites to be issued upon exercise of outstanding options, warrants and rights (a)*	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) {c} **

Equity compensation plans approved by security holders	2,754,703	$ 3.92	388,255

Equity compensation plans not approved by security holders	-	-	-

TOTAL	2,754,703	$ 3.92	388,255

*	Does not include restricted stock grants or shares previously issued on exercise of options.

*	Reflects shares remaining available for issuance under the etrials Worldwide, Inc. 2005 Performance Equity Plan as of December 31, 2007.

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

Overview

We offer a broad range of Web-based technologies including electronic data capture, handheld device, and interactive voice recognition software and services uniquely designed to speed and improve the process of collecting data in clinical trials performed for drug development. Our primary focus is on the costly and time-consuming clinical trial phase of drug development. We provide pharmaceutical and biotechnology companies with integrated software technology and services designed to significantly reduce the time spent collecting clinical trials data, managing clinical trials performance, and which provides an automated and easy-to-use mechanism to collect data directly from clinical investigators and patients. We believe that our automated data collection software enables our customers to reduce overall clinical trial research costs, enhance existing data quality and time to close a study database.

 Our operations are subject to certain risks and uncertainties, including among others, rapid technological change, increased competition from existing competitors and new entrants, lack of operating history, and dependence upon key members of the management team. The operating results are also affected by general economic conditions affecting the pharmaceutical and biotechnology industry.

Industry analysts and commentators have estimated that the growth in the use of eClinical technologies will continue to accelerate. We will have to continue to expand our customer base and technologies in order to maintain and grow our market share. The number of active eClinical trials being performed by us has grown from 24 in 2002 to 108 in 2007 because of the increased adoption of eClinical technologies by the pharmaceutical and biotechnology industries.

Recent Changes

Since mid-2007, when our current CEO joined us, we have hired several other key senior managers, made other significant personnel upgrades, added a client services practice to our sales and marketing team and completely reorganized our sales team to more effectively match the expertise of specific sales team members to the needs of our clients.  We have also upgraded our IT infrastructure to expand our capacity, as well as to improve data performance, quality and security.  We believe these upgrades position us to achieve long-term growth.

Although we made substantial progress during the second half of 2007, we plan to continue to make additional changes to improve our capabilities.  We anticipate that more time will be required to realize the full benefits of the changes we have made and those we plan to make.

At this point, our new management team has established goals and substantially completed its assessment of what we need to do to achieve our goals.  We have begun to implement the new business plan.  We have enhanced the effectiveness of our overall service delivery capabilities.  We have also reorganized our R & D resources, which we believe is now better suited to efficiently produce innovative technologies that meet the needs of our clients.  Throughout 2008 we will continue to invest in organizational improvements.

The purpose of these changes is to build an organization that is better able to capitalize on the competitive advantages our technology platform offers compared to many of our competitors.  Our key advantage is that our technology platform provides an integrated view of our three primary eClinical technologies (EDC, IVR and ePRO) so that all the elements of a clinical trial are visible to clients in real time.  We believe customers have always valued the integration we offer, but that the organizational investments described above were necessary to improve customer satisfaction with our products and services, which will result in increased net contract bookings and backlog.

Our goal is to accelerate top line revenue growth as we begin to realize a return on these investments during 2009 and to position ourselves to become profitable.  We believe that, as these investments enable us to realize the full potential of our globally proven integrated technology platform, we will be a leading provider of comprehensive clinical trial information solutions in the growing mid-tier market, which values fully integrated solutions over piecemeal product offerings.

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

Services provided for all three stages are generally on a fixed fee basis as per the budget assumptions specified in the contract. If budget assumptions change, etrials and the client generally agree to a change in scope amendment to the contract. Revenues from services including, software subscriptions and usage fees, and hosting fees, are recognized utilizing the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours for each contract. This method is used because management considers total labor hours incurred to be the best available measure of progress on these contracts. The company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management estimates of contract revenues. No such losses have been incurred as of December 31, 2007.

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

Reimbursable Out-of-pocket Revenues – Reimbursable out-of-pocket revenues and corresponding expenses consist of client pass-through costs which can fluctuate quarterly based upon contract activity.

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

Costs of Revenues - Costs of revenues consists primarily of compensation and related fringe benefits (including stock-based compensation expenses) for project-related personnel, department management and all other dedicated project related costs and indirect costs including facilities, information systems, hosting facility fees, server depreciation, amortization of capitalized internal software development costs, software license and royalty costs and other costs.  Costs can fluctuate and impact our expenses based upon employee utilization levels associated with specific projects.  We expect these costs to increase in 2008 as we expand operational capacity to handle anticipated future volume and engage in process reengineering efforts to streamline our future state processes.

Sales and Marketing - Sales and marketing expenses consist primarily of employee-related expenses (including stock-based compensation expenses), including travel, marketing programs (which include product marketing expenses such as trade shows, workshops and seminars, corporate communications, other brand building and advertising), allocated overhead and commissions. We expect that sales and marketing expenses will increase as we expand and further penetrate our existing customer base, expand our domestic and international selling and marketing activities associated with existing and new product and service offerings, and build brand awareness.

Research and Development - Research and development expenses consist primarily of employee-related expenses (including stock-based compensation expenses), allocated overhead and outside contractors. We have historically focused our research and development efforts on increasing the functionality, performance and integration of our software products. We expect that in the future, research and development expenses will increase as we introduce additional integrated software solutions to our product suite and develop automation tools to streamline use and deployment of our technologies.  We capitalize certain internal software development costs for new software products and releases, which are incurred during the application development stage and amortize them over the software’s estimated useful life of one to three years. The amortization of such capitalized costs is included in costs of revenues.

General and Administrative - General and administrative expenses consist primarily of employee-related expenses (including non-cash stock-based compensation expenses), professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will decrease as a percentage of revenues since all outstanding litigation has been settled in 2007, our initial implementation of Sarbanes Oxley requirements has been completed, and our public company costs have stabilized.

Amortization of Intangible Assets - Our amortization costs of intangible assets represents the amortization on a straight-line basis of acquired technologies over their estimated useful lives, which is typically three years. As of March 31, 2007, the acquired technologies were fully amortized.

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

The following summarizes the components of our revenues:

	Year Ended December 31
	2007	2006

Services	$13,561,970	$10,975,720
Software usage fees	3,155,493	3,083,833
Hosting fees	1,631,798	1,468,837
Net service revenues	18,349,261	15,528,390
Reimbursable out-of-pocket revenues	4,090,343	3,651,660
Total	$22,439,604	$19,180,050

We account for pass-through expenses in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14). EITF No. 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the statement of operations. Pass-through revenues and expenses include diary hardware and related taxes, wireless telecommunications, shipping, and travel expenses incurred on the client’s behalf.

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

Since the Company used the minimum-value method as a non-public company to estimate the fair value of stock awards under SFAS 123 for pro forma footnote disclosure purposes, the Company was required to adopt SFAS 123R using the “prospective-transition” method upon the effective date. Under the prospective method, nonpublic entities that previously applied SFAS 123 using the minimum-value method whether for financial statement recognition or pro forma disclosure purposes will continue to account for non-vested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as they had been accounted for prior to adoption (APB 25 intrinsic value method for the Company).  All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of SFAS 123R.  The Company has continued to recognize compensation expense for awards issued prior to the adoption of SFAS 123R in accordance with the provisions of APB 25 Awards granted to employees subsequent to January 1, 2006 were accounted for in accordance with SFAS 123R.  The Company recognized non-cash stock-based compensation expense of $1,443,084 and $809,490 for the years ended December 31, 2007 and 2006.

Goodwill

We account for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value. We have elected to perform our annual impairment test in November of each calendar year. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For purposes of performing the goodwill impairment test, we concluded there is one reporting unit.  During November 2007and 2006, we completed the required annual tests, which indicated there was no impairment.

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on historical results, we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets as of December 31, 2007.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net service revenues increased 18.2% to $18.3 million for the year ended December 31, 2007, as compared to $15.5 million for the year ended December 31, 2006. The increase in revenues is primarily the result of the timing and size of new clinical projects and deployments in process during the period.

Reimbursable out-of-pocket revenues and corresponding expenses increased to $4.1 million from $3.7 million for the year ended December 31, 2007 and 2006, respectively.  This increase is primarily the result of diary hardware costs related to new electronic patient diary trials commenced in the year ended December 31, 2007.

Costs of revenues increased 37.4% to $9.3 million from $6.7 million for the year ended December 31, 2007 and 2006, respectively.  This increase was the result of several factors, including operations personnel increasing to 74 from 70 as of December 31, 2007 and 2006, respectively, overall higher average salary expense per employee, as well as additional process reengineering costs.  As a percentage of net service revenues, costs of revenues increased to 50.5% from 43.5% for the year ended December 31, 2007 and 2006, respectively.

Sales and marketing costs increased 41.7% to $4.8 million from $3.4 million for the year ended December 31, 2007 and 2006, respectively. This increase was primarily attributable to expansion of our sales staff and increased marketing expenditures.  As a percentage of net service revenues, sales and marketing costs increased to 26.1% from 21.8% for the year ended December 31, 2007 and 2006, respectively.

General and administrative costs increased by 47.8% to $7.2 million from $4.9 million for the year ended December 31, 2007 and 2006, respectively. This increase was primarily the result of an increase of $579,000 in non-cash stock-based compensation expense recorded in accordance with SFAS 123R related to the CEO transition, costs associated with being a public company (such as Sarbanes Oxley consulting costs of $240,000) and $330,000 of higher legal costs due to the settled patent infringement case. As a percentage of net service revenues, general and administrative expenses increased to 39.5% from 31.6% for year ended December 31, 2007 and 2006, respectively.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life of three years. These costs were $15,199 and $88,414 for the year ended December 31, 2007 and 2006, respectively.  These costs declined since certain intangible assets were fully amortized in early 2007.

Research and development costs increased by 20.8% to $2.2 million from $1.8 million for the year ended December 31, 2007 and 2006, respectively. This increase was the result of several factors, including personnel costs increases, contracts retained to accelerate tool development and less capitalization of internal software development costs for the year ended December 31, 2007 as compared to 2006.  As a percentage of net service revenues, research and development expenses increased to 12.1% from 11.8% for the year ended December 31, 2007 and 2006, respectively.

The Company settled a patent infringement case in November 2007. Under the terms of the settlement, etrials entered into a non-exclusive licensing arrangement and agreed to pay Datasci $1.75 million as an upfront license fee for our legacy EDC products.  Under the agreement, Datasci acknowledged that our current EDC product, EDC 2.0, is not subject to any future royalty obligations. As our product offerings change in the future, we will have to determine whether such changes will cause us to become subject to royalty obligations.  We incurred legal expense of $653,000 and $321,000 in each of 2007 and 2006 relating to our defense of this lawsuit which is included in general and administrative expense.

Other income for the year ended December 31, 2007 was $780,532 as compared with other income of $787,667 for the year ended December 31, 2006. The change is primarily the result of the increase of interest expense offset by higher interest income.

We experienced a net loss of $6.2 million compared with a net loss of $0.6 million for the year ended December 31, 2007 and 2006, respectively. The increased net loss for the year ended December 31, 2007 was impacted by increased revenues offset by increased personnel and related costs of $2.8 million, the $1.75 million lawsuit settlement described above, as well as an increase of $332,000 in legal costs related to the patent infringement case, approximately $520,000 of CEO transition costs, an increase of $635,000 of non-cash stock-based compensation expense, approximately $240,000 in Sarbanes Oxley compliance consulting costs and $134,500 in bad debt expense.

Net loss attributable to common stockholders was $6.2 million for the year ended December 31, 2007 as compared with net loss attributable to common stockholders of $1.8 million for the year ended December 31, 2006.  The costs associated with dividends and accretion of preferred stock was approximately $1.1 million (including a $1.03 million induced conversion of common stock warrants) for the year ended December 31, 2006.  The dividends and accretion of preferred stock will not occur in the future since our preferred stock was converted to common stock in connection with our merger on February 9, 2006 with CEA.

Liquidity and Capital Resources

Our principal sources of cash have been from revenues from software application-hosting and related services as well as from proceeds from the issuance of various debt instruments and the sale of equity securities.

At December 31, 2007 we had cash, cash equivalents and short-term investments of $15.2 million. Our cash, cash equivalents and short-term investments decreased by $4.7 million during the year ended December 31, 2007, primarily due to our net loss and capital expenditures, exclusive of non-cash expenses and net borrowing.

Operating activities used approximately $4.9 million and $300,000 of net cash in the years ended December 31, 2007 and 2006, respectively.  The increase in net cash used in operating activities was primarily due to the increased net loss in 2007 offset by non-cash expenses.

In the years ended December 31, 2007 and 2006, we were provided with $6.0 million and used $9.2 million of net cash in investing activities, respectively.  The increase in our net cash from investing activities is primarily attributable to sales of investments, net of purchases, of $6.7 million while the decrease in 2006 was due to purchases of investments, net of sales of $8.1 million.  The Company has capitalized $265,486 and $432,636 of internal software development costs during the years ended December 31, 2007 and 2006, respectively.

In the year ended December 31, 2007, $0.9 million of net cash was provided by financing activities, as compared to $19.7 million of net cash provided in the year ended December 31, 2006.  Financing activities during 2007 included $600,000 of increased borrowing and $300,000 of proceeds from stock option exercises.  Financing activities in 2006 included the result of the net cash received in connection with the CEA merger of $20.4 million offset by approximately $469,000 spent to repurchase 123,700 common shares during the year ended December 31, 2006.

We intend to continue to fund the enhancement and expansion of the etrials eClinical software technologies through both internal development and acquiring additional complementary technologies in the future.  In connection with potential acquisitions, to ensure successful integration of acquired businesses, we will be evaluating our financial systems and controls, our management and our compensation structures and other aspects of our business.  We believe our existing cash, cash equivalents, short-term investments, and cash provided by operating activities and our debt facilities will be sufficient to meet our working capital and capital expenditure needs over the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our operating capacity, the timing and extent of spending to support product development efforts, the timing of introductions of new services and enhancements to existing services, and the continuing market acceptance of our services. To the extent that existing cash and securities and cash from operations, are insufficient to fund our future activities, including potential acquisitions of complementary eClinical technology companies, we may need to raise additional funds through public or private equity, and or debt financing.  Additional funds may not be available on terms favorable to us or at all.

Our backlog was approximately $19.2 million at December 31, 2007 compared to $17.7 million at December 31, 2006. Our backlog includes both projects covered by contracts and projects for which customers have provided written confirmation that they have decided to award contracts or work orders to us for a specific project.  The increase in backlog since December 31, 2006 is primarily the result of an increase in new project bookings during the period (approximately $22.4 million of new project bookings during 2007 compared to $18.1 million during 2006) and a decrease in project cancellations experienced in 2007 as compared to 2006 (approximately $2.7 million of cancellations during 2007 compared to $13.3 million during 2006) offset by higher revenues recognized during the period.  Project cancellations, which can be made by customers without penalty, are a normal part of the clinical research services industry and occur for a variety of reasons outside our control.  Some examples of reasons for cancellations are noted below:
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

We generally do not enter into binding purchase commitments. Our principal commitments are primarily for leases for office space and equipment and a capital lease for the purchase of third party software. At December 31, 2007, the future minimum payments under these commitments were as follows:

Periods Ending December 31,	Capital Leases	Operating Leases

2008	$459,977	$799,569
2009	26,642	620,562
2010	122	607,649
2011	-	421,289
2012	-	391,252
2013 and thereafter	-	99,646
Total required lease payments	$486,741	$2,939,966
Less interest included	(32,996)	-
Total minimum payments	453,745	$2,939,966
Current portion of capital lease	429,789
Long term portion of capital lease	$23,956

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 when a third loan agreement was added and on May 31, 2007 when a fourth loan agreement was added.    The first agreement is a $2,000,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%.  This line of credit has $1,126,000 outstanding as of December 31, 2007 and these borrowings are secured primarily by accounts receivable and other corporate assets.  The second agreement is a $300,000 equipment line of credit which has $20,000 outstanding as of December 31, 2007.  This loan funds equipment purchases and provides for interest at the bank’s prime rate of interest plus 1.0%. Borrowings under the equipment line of credit are being paid over a period of thirty months. The third agreement is a $500,000 equipment loan which has $417,004 outstanding as of December 31, 2007. Borrowings under this equipment loan are being paid over a period of thirty-nine months at the bank’s prime rate of interest plus 0.75%. The fourth agreement is a $500,000 equipment line of credit. This loan will be available to fund equipment purchases and provides for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit, if any, will be paid over a period of thirty-nine months. The Company has not had any borrowings under this equipment loan as of December 31, 2007.  The capital equipment borrowings are secured by the fixed assets that were acquired.

Working capital borrowings are secured primarily by our accounts receivable and other corporate assets while capital equipment borrowings are secured by the fixed assets that were acquired. Under the terms of these credit lines, we are required to comply with certain financial covenants. To the extent we are unable to satisfy those covenants in the future, we will need to obtain waivers to avoid being in default of the terms of these credit lines. If an un-waived default occurs, the bank may require that we repay all amounts then outstanding. We expect that we will have sufficient resources to fund any amounts which may become due under these credit lines as a result of a default by us or otherwise. However, any amounts which we may be required to repay prior to a scheduled repayment date would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.

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

Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Risk - Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling. During the years ended December 31, 2007 and 2006 expenses associated with our UK subsidiary were denominated in the British pound sterling. This creates a foreign currency exchange risk for us.

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

Interest Rate Sensitivity - We currently invest cash and cash equivalents, and short-term investments primarily in bank short-term investment accounts (money market funds), U.S. agency notes and corporate bonds. Amounts at times may exceed federally insured limits. We maintain this cash at high credit quality financial institutions and invest in quality investments rated at least A2 by Moody’s Investors Service or A by Standards & Poors and as a result believe that our risk is limited.  We had unrestricted cash, cash equivalents and short-term investments totaling approximately $15.2 million at December 31, 2007. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

We have a working capital line of credit and bank equipment loans which bear interest based upon the prime rate plus 0.25% and 0.75% - 1.0%, respectively. At December 31, 2007 the prime rate was 7.25%, and there was $1,126,000 and $437,004 outstanding under our working capital line of credit and bank equipment loans, respectively. If the prime rate fluctuated by 10%, and based on amounts outstanding as of December 31, 2007, interest expense would have fluctuated by approximately $11,700.

Item 7. FINANCIAL STATEMENTS

(a)	The following documents are filed as part of this report and are included in this report immediately following the signature pages of this report:

(1)
 Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A. CONTROL AND PROCEDURES

(a)           Disclosure Controls and Procedures.

The Company has established disclosure controls and procedures to ensure that material information relating to etrials Worldwide, Inc. is made known to the officers who certify the Company financial reports and to other members of senior management and the Board of Directors. Based on their evaluation, the Company’s principal executive and principal financial officers have concluded that disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of December 31, 2007 to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting.

The Company's management is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the Company's management, including our principal executive and principal financial officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this evaluation under the COSO Framework, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(b)           Changes in Internal Control over Financial Reporting.

There was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

The evaluation of our disclosure controls included a review of whether there were any significant deficiencies in the design or operation of such controls and procedures, material weaknesses in such controls and procedures, any corrective actions taken with regard to such deficiencies and weaknesses and any fraud involving management or other employees with a significant role in such controls and procedures.

Our management does not expect that our disclosure controls and procedures and our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met.  The design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 8B. OTHER INFORMATION

None.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by Item 9 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, the Board of Directors and other officers and employees. A copy of our Code of Ethics may be obtained at no charge by writing to us at the following address: etrials Worldwide, Inc., Attn:  James Clark, 4000 Aerial Center Parkway, Morrisville, NC 27560.

Item 10. EXECUTIVE COMPENSATION.

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year covered by the financial statements included in this Report.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year covered by the financial statements included in this Report.

Item 13. EXHIBITS.

The information required by this Item 13 is incorporated by reference from the Exhibit Index that appears in this Report immediately following the financial statements included in this Report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2008 annual meeting of shareholders.  In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year covered by the financial statements included in this Report.

PART IV

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

etrials Worldwide, Inc. By: /s/ Eugene Jennings Eugene Jennings, Chief Executive Officer President, (Principal Executive Officer ) March 10, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each individual whose signature appears below hereby designates and appoints Eugene Jennings and James W. Clark, Jr. as such person's true and lawful attorneys-in-fact and agents (the "Attorneys-in-Fact") with full power of substitution and resubstitution, for each person and in such person's name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, which amendments may make such changes in this Annual Report on Form 10-KSB as the Attorneys-in-Fact deem appropriate and to file each such amendment with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto the Attorneys-in-Fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that the Attorneys-in-Fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.  Any one of the Attorneys-in Fact may exercise the powers granted herein independently of the other.

SIGNATURE	TITLE	DATED

/s/ Eugene Jennings Eugene Jennings	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2008

/s/ James W. Clark, Jr. James W. Clark, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2008

/s/ Robert Brill Robert Brill	Director	March 10, 2008

/s/ Peter Collins Peter Collins	Director	March 10, 2008

/s/ Peter Coker Peter Coker	Director	March 10, 2008

Kenneth Jennings	Director

/s/ Hans Lindroth Hans Lindroth	Director	March 10, 2008

/s/ Don Russell Don Russell	Director	March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
etrials Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of etrials Worldwide, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of etrials Worldwide, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Raleigh, North Carolina
March 3, 2008

etrials Worldwide, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$13,792,508	$11,828,667
Short-term investments	1,448,526	8,160,293
Accounts receivable, net of allowance for doubtful accounts of $156,500 and $22,000, respectively	5,310,648	4,980,350
Inventory	554,430	-
Prepaid expenses and other current assets	330,082	408,786
Total current assets	21,436,194	25,378,096

Property and equipment, net	2,015,762	1,856,949
Goodwill	8,011,037	8,011,037
Developed technology, net of accumulated amortization of $1,673,690 and $1,658,491, respectively	-	15,199
Other assets	119,538	117,021
Total assets	$31,582,531	$35,378,302

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$720,243	$804,471
Accrued expenses	1,747,257	1,976,226
Deferred revenue	1,705,544	2,013,533
Bank line of credit and other short-term borrowings	1,312,667	646,000
Current portion of capital lease obligations	429,789	74,796
Total current liabilities	5,915,500	5,515,026
Capital lease obligations, net of current portion	23,956	46,846
Long-term borrowings, net of current portion	250,337	20,000
Total liabilities	6,189,793	5,581,872

Commitments and contingencies

Stockholders' equity
Common stock; $0.0001 par value; 50,000,000 shares authorized at December 31, 2007 and December 31, 2006; and 12,579,701 and 12,278,803 issued and outstanding at December 31, 2007 and December 31, 2006, respectively	1,258	1,228
Additional paid-in capital	55,301,138	53,629,085
Deferred compensation	(18,927)	(108,102)
Accumulated deficit	(29,890,731)	(23,725,781)
Total stockholders' equity	25,392,738	29,796,430
Total liabilities and stockholders' equity	$31,582,531	$35,378,302

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Operations

	Years Ended December 31
	2007	2006

Net service revenues	$18,349,261	$15,528,390
Reimbursable out-of-pocket revenues	4,090,343	3,651,660
Total revenues	22,439,604	19,180,050

Costs and expenses:
Costs of revenues	9,273,288	6,747,957
Reimbursable out-of-pocket expenses	4,090,343	3,651,660
Sales and marketing	4,789,936	3,379,183
General and administrative	7,249,974	4,906,222
Amortization of intangible assets	15,199	88,414
Research and development	2,216,346	1,835,015
Litigation settlement	1,750,000	-
Total cost and expenses	29,385,086	20,608,451
Operating loss	(6,945,482)	(1,428,401)

Other income (expenses):
Interest expense	(147,872)	(95,498)
Interest income	944,345	899,200
Other expense, net	(15,941)	(16,035)
Total other income, net	780,532	787,667
Net loss	(6,164,950)	(640,734)
Dividends and accretion of preferred stock	-	(95,969)
Induced converison of common stock warrants	-	(1,030,000)
Net loss attributable to common stockholders	$(6,164,950)	$(1,766,703)

Net loss per share attributable to common stockholders:
Basic and Diluted	$(0.57)	$(0.18)

Weighted average common shares outstanding:
Basic and Diluted	10,805,664	10,010,543

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Stockholders' Equity

					Prepaid
					Software	Accumulated		Total
			Additional		Application-	Other		Shareholders’
	Common Stock		Paid-In	Deferred	Hosting	Comprehensive	Accumulated	(Deficit)
	Shares	Amount	Capital	Compensation	Discount	Income (Loss)	Deficit	Equity
Balance at December 31, 2005	3,471,792	$335	$19,705,689	$(207,046)	$(140,000)	$(1,850)	$(23,085,047)	$(3,727,919)
Amendment to prepaid software application-hosting discount	(81,793)	4	194,335		140,000			334,339
Conversion of redeemable convertible preferred stock into common stock	3,395,369	340	13,742,904	-	-	-	-	13,743,244
Issuance of common stock to warrant holders for inducement conversion	157,512	16	(16)	-	-	-	-	0
Issuance of common stock in connection with reverse acquisition of CEA, net of acquistion costs	4,900,000	490	19,634,459	-	-	-	-	19,634,949
Stock-based compensation recorded in accordance with FAS 123R	-	-	766,546	-	-	-	-	766,546
Purchase of outstanding common stock	(123,700)	(12)	(468,988)	-	-	-	-	(469,000)
Amortization of deferred compensation	-	-	-	53,902	-	-	-	53,902
Reversal of employee stock compensation expense due to terminations	-	-	(56,000)	45,042	-	-	-	(10,958)
Exercise of common stock warrants	491,149	49	64,313	-	-	-	-	64,362
Exercise of employee stock options	68,474	6	141,812	-	-	-	-	141,818
Dividends and accretion of preferred stock	-	-	(95,969)	-	-	-	-	(95,969)
Net loss	-	-	-	-	-	-	(640,734)	(640,734)
Change in cumulative translation adjustment	-	-	-	-	-	1,850	-	1,850
Comprehensive loss								(638,884)
Balance at December 31, 2006	12,278,803	$1,228	$53,629,085	$(108,102)	$-	$-	$(23,725,781)	$29,796,430

Stock-based compensation recorded in accordance with SFAS 123R	-	-	1,340,528	-	-	-	-	1,340,528
Amortization of deferred stock-based compensation	-	-	-	33,791	-	-	-	33,791
Reversal of employee stock compensation expense due to terminations	-	-	(73,578)	55,384	-	-	-	(18,194)
Issuance of restricted common stock	50,000	5	36,537	-	-	-	-	36,542
Issuance of common stock to consultant	10,727	1	50,416	-	-	-	-	50,417
Exercise of employee stock options	240,171	24	318,150	-	-	-	-	318,174
Net loss	-	-	-	-	-	-	(6,164,950)	(6,164,950)

Balance at December 31, 2007	12,579,701	$1,258	$55,301,138	$(18,927)	$-	$-	$(29,890,731)	$25,392,738

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31
	2007	2006
Operating activities
Net loss	$(6,164,950)	$(640,734)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,222,832	765,977
Accretion of discount on investments held-to-maturity	(4,743)	(29,690)
Amortization of prepaid software application-hosting discount	-	334,339
Non-cash stock-based compensation expense	1,443,084	809,490
Provision for allowance for doubtful accounts	(134,500)	(23,000)
Loss on disposal of assets	2,281	137
Foreign currency remeasurement losses	-	14,914
Changes in operating assets and liabilities:
Accounts receivable	(195,798)	(2,447,071)
Prepaid expenses and other assets	76,187	(81,935)
Inventory	(554,430)	-
Accounts payable and accrued expenses	(313,197)	993,636
Deferred revenue	(307,989)	1,612
Net cash used in operating activities	(4,931,223)	(302,325)

Investing activities
Purchase of property and equipment	(461,111)	(706,699)
Capitalized internal software development costs	(265,486)	(432,636)
Purchases of short-term investments	(5,724,964)	(12,831,573)
Maturities of short-term investments	12,441,474	4,700,000
Net cash provided by (used in) investing activities	5,989,913	(9,270,908)

Financing activities
Purchase of outstanding common stock	-	(469,000)
Net proceeds (payments) from bank line of credit	600,000	(174,000)
Proceeds from bank equipment loan	500,000	-
Payments on bank equipment loan	(202,996)	(120,000)
Principal payments on capital leases	(310,027)	(122,186)
Proceeds from issuance of stock options and warrants	318,174	206,180
Proceeds from issuance of common stock in reverse
acquisition of CEA, net of issuance costs	-	20,428,005
Net cash provided by financing activities	905,151	19,748,999
Effect of exchange rate changes on cash	-	2,578
Net increase in cash and cash equivalents	1,963,841	10,178,344
Cash and cash equivalents at beginning of year	11,828,667	1,650,323
Cash and cash equivalents at end of year	$13,792,508	$11,828,667

Supplemental cash flow information
Cash paid for interest	$136,038	$96,025
Non-cash information:
Purchase of inventory under capital leases	$642,130	$-
Induced conversion of common stock warrants	$-	$1,030,000
Accretion and dividends on Series A and B redeemable convertible preferred stock	$-	$95,969

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

Shares Held in Escrow

A total of 1,400,000 shares of common stock of the Company issued to etrials stockholders in the merger with CEA and 166,250 shares of common stock of former CEA shareholders (including all CEA officers and directors) were placed in escrow (“Trigger Shares”) and will not be released unless and until, over a 20 consecutive trading day period (i) the volume weighted average price of etrials common stock is $7.00 or more, and (ii) the average daily trading volume is at least 25,000 shares.  The Trigger Shares were cancelled since these conditions were not met by February 19, 2008.

Series A and Series B Redeemable Convertible Preferred Stock

In connection with the reverse acquisition of CEA in February 2006, all of the outstanding shares of Series A and Series B redeemable convertible preferred stock of etrials plus accrued dividends were converted into 3,395,369 shares of common stock and 1,945,741 warrants of the Company. The Company accreted an aggregate $95,969 and $1,152,828 for the year ended December 31, 2006, of dividends related to its redeemable convertible preferred stock.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, etrials, Inc. and etrials Worldwide LTD.  All significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain prior year balances have been reclassified to conform to the presentation of the current year. Such reclassifications had no effect on previously reported net loss or stockholders’ equity.

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

The estimated total labor hours of contracts are reviewed and revised periodically throughout the duration of the contracts with adjustment to revenues from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is reasonably possible that the estimates will change in the near term and could result in a material change. The Company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues. No such losses have been incurred as of December 31, 2007.

Customers generally have the ability to terminate contracts upon 30 days notice to the Company. However, these contracts typically require payment to etrials for fees earned from all services provided through the termination date. In the event that a customer cancels a clinical trial and its related task order, all deferred revenue is recognized and certain termination related fees may be charged and any remaining deferred revenue would then be refunded to the customer.

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. As of December 31, 2007, the Company has not experienced any material losses on uncompleted contracts.

The following summarizes the components of the revenues recognized for the years ended December 31, 2007 and 2006:

	Year Ended December 31
	2007	2006

Services	$13,561,970	$10,975,720
Software usage fees	3,155,493	3,083,833
Hosting fees	1,631,798	1,468,837
Net service revenues	18,349,261	15,528,390

Reimbursable out-of-pocket revenues	4,090,343	3,651,660
Total	$22,439,604	$19,180,050

The Company accounts for pass-through expenses in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14). EITF No. 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenues in the statement of operations. Pass-through revenues and expenses include diary hardware and related taxes, wireless telecommunications, shipping, and travel expenses incurred on the client’s behalf.

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

Internal Use Software and Website Development Costs

The Company applies the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs, which sets forth the accounting for website development costs based on the website development activity. The Company applies the guidance set forth in SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP No. 98-1), in accounting for the development of internal use software. SOP No. 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life of one to three years. The Company has capitalized $265,486 and $432,636 of internal software development costs during the years ended December 31, 2007 and 2006, respectively.

Warranties and Indemnification

The Company’s hosting service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s online help documentation under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of December 31, 2007.

The Company has entered into service level agreements with its hosted application customers warranting certain levels of uptime reliability and permitting those customers to receive credits against monthly hosting fees or terminate their agreements in the event that the Company fails to meet those levels. As of December 31, 2007, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Concentration of Credit Risk

The following table summarizes the number of customers who individually comprise greater than 10% of consolidated revenues and consolidated accounts receivable.

	Number of Customers	Percent of Consolidated Revenue	Number of Customers	Percent of Consolidated Accounts Receivable
Year ended December 31:
2007	2	29%	3	52%
2006	3	43%	2	48%

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

The Company serves all of its application-hosting customers from third-party web hosting facilities located in North Carolina and Kentucky. The Company does not control the operation of these facilities, and they are vulnerable to damage or interruption. The Company maintains redundant systems that can be used to provide service in the event the third-party web hosting facilities becomes unavailable, although in such circumstances, the Company’s service may be interrupted during the transition.

Cash, Cash Equivalents and Short-term Investments

            The Company accounts for its short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  The Company considers all highly liquid investments with original or remaining maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original or remaining maturities of between 91 days and one year to be short-term investments. In order to manage exposure to credit risk, the Company invests in high quality investments rated at least A2 by Moody’s Investors Service or A by Standard & Poors.

Inventory

The Company accounts for electronic patient diaries purchased for future clinical trials, which will be billed to its clients as reimbursable out-of-pocket revenues and expenses, as inventory.  Inventory is valued at the lower of cost or market value and is allocated on an average cost method.

Property and Equipment

Property and equipment is recorded at cost. Computer hardware, software and equipment and furniture and fixtures are depreciated on a straight-line basis over the estimated useful lives of the assets and leasehold improvements are amortized over the lease term, as follows:

Asset	Years
Leasehold improvements	Lease term
Computer hardware, software and equipment	3 to 5
Capitalized internal software development costs	1 to 3
Furniture and fixtures	5 to 7

Intangible Assets

During April 2004, the Company entered into an Asset Purchase Agreement (the Purchase Agreement) with Authentrics, Inc. (Authentrics) whereby the Company acquired an interactive voice recognition system technology (Acquired Technology) and certain other assets in exchange for 24,538 shares of common stock.  The total cost of acquired technology of $132,000 was amortized on a straight-line basis over its estimated useful life of three years and was included in cost of services. The Company recorded total amortization expense of $15,199 and $88,414 for the years ended December 31, 2007 and 2006, respectively related to these assets.

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

Goodwill

The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill and certain intangibles exceeds its fair value. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount. During the years ended December 31, 2007 and 2006, the Company completed the required annual tests, which indicated there was no impairment.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and outstanding indebtedness. In management’s opinion, the carrying amount of these financial instruments approximates their fair values at December 31, 2007 and 2006, based on their short-term nature or underlying variable interest rate.

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

The Company maintains an Equity Compensation Plan (the “Plan”) to provide incentives to eligible employees, officers, directors and consultants in the form of non-qualified stock options and, as permissible, incentive stock options. The Company has reserved a total of 3,500,000 shares of common stock for issuance under the Plan. Of this amount, 388,255 shares are available for future stock option grants as of December 31, 2007.

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

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense, including trade show expenses, amounted to approximately $667,000 and $391,000 for the years ended December 31, 2007 and 2006, respectively.

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

The financial statements of the Company’s foreign subsidiary in the United Kingdom were previously translated in accordance with SFAS No. 52, Foreign Currency Translation. Prior to April 1, 2006, assets and liabilities denominated in foreign currencies were translated into U.S. dollars at current exchange rates. Operating results were translated into U.S. dollars using the average rates of exchange prevailing during the period. Gains or losses resulting from the translation of assets and liabilities were included as a component of accumulated other comprehensive income in stockholders’ equity (deficit). Effective April 1, 2006 re-measurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense) in the accompanying consolidated statement of operations.

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

The following common share equivalents have been excluded from the computation of diluted weighted average shares outstanding as the effect would have been anti-dilutive:

	Year Ended December 31
	2007	2006

Unvested restricted common stock	43,750	-
Unit purchase options	1,050,000	1,050,000
Stock options outstanding	2,754,703	2,775,913
Warrants outstanding	12,350,000	12,350,000

In addition, the 1,566,250 shares of common stock held in escrow as of December 31, 2007 in connection with the reverse acquisition of CEA have been excluded from the computation of basic and diluted loss per share in accordance with SFAS 128. These shares were cancelled on February 19, 2008.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. In addition, FIN 48 clearly scopes out income taxes from FASB Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company implemented this interpretation in the fiscal year starting January 1, 2007. The Company determined that the effect of FIN 48 on the Company’s consolidated financial position and results of operations was not material.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159) including an amendment of SFAS No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS 159 is effective for the Company beginning in 2008.  The Company is currently evaluating SFAS 159 and the impact that it may have on results of operations or financial position.

3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following:

	December 31
	2007	2006

Cash	$371,582	$3,115,362
Money market	10,534,730	6,024,155
U.S. agency notes	689,598	2,689,150
Corporate bonds	2,196,599	-
Total cash and cash equivalents	$13,792,508	$11,828,667

Auction rate securities	$-	$6,600,000
U.S. agency notes	399,407
Corporate bonds	1,049,119	1,560,293
Total short-term investments	$1,448,526	$8,160,293

4. Accounts Receivable

Accounts receivable consists of the following:

	December 31
	2007	2006

Billed accounts receivable	$3,344,477	$3,394,583
Unbilled accounts receivable	2,122,671	1,607,767
Total accounts receivable	5,467,148	5,002,350
Allowance for doubtful accounts	(156,500)	(22,000)

	$5,310,648	$4,980,350

Our allowance for doubtful accounts consists of the following:

	December 31
	2007	2006

Reserve at beginning of year	$22,000	$45,000
Additions charged to (deducted from) expense	134,500	(23,000)
Deductions from reserve	-	-

Reserve at end of year	$156,500	$22,000

5. Property and Equipment

            Property and equipment consists of the following:

	December 31
	2007	2006

Leasehold improvements	$90,643	$87,392
Computer hardware, software and equipment	4,542,370	3,522,506
Capitalized internal software development costs	981,202	715,716
Furniture and fixtures	448,098	426,878
Total property and equipment	6,062,312	4,752,492
Accumulated depreciation and amortization	(4,046,551)	(2,895,543)

	$2,015,762	$1,856,949

The Company recorded depreciation expense for property and equipment of approximately $1,207,000 and $683,000 for the years ended December 31, 2007 and 2006, respectively.

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31
	2007	2006

Accrued professional fees	$171,941	$97,881
Accrued client reimbursable expenses	451,614	866,032
Accrued other expenses	528,420	545,194
Accrued compensation	312,619	206,106
Accrued vacation	282,663	261,013

	$1,747,257	$1,976,226

7. Income Taxes

The Company has no current provision for income taxes. Due to the history of losses by the Company, management has determined that a valuation allowance is needed to reduce the net deferred tax assets to zero. The Company’s loss before taxes in the US for the years ended December 31, 2007 and 2006 were $(6,316,460) and $(799,760), respectively. The Company’s income before taxes in the UK for the year ended December 31, 2007 and 2006 were $102,600 and $154,160. Components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2007	2006

Deferred tax assets:
Net operating loss carryforward	$11,468,000	$9,650,000
Foreigh net operating loss carryforward	705,000	674,000
Research and development tax credits	77,000	77,000
Developed technology	890,000	1,001,000
Deferred compensation	765,000	304,000
Amortization	293,000	315,000
Accrued expenses	117,000	100,000
Allowance for doubtful accounts	60,000	8,000
	14,375,000	12,129,000
Deferred tax liabilities:
Fixed assets	64,000	207,000
Net deferred tax assets	14,311,000	11,922,000
Valuation allowance	(14,311,000)	(11,922,000)

	$-	$-

The reasons for differences between the income taxes and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows:

	Year Ended December 31
	2007	2006

Income tax benefit at statutory rate	$(2,096,000)	$(218,000)
State income taxes, net of federal benefit	(287,000)	(35,000)
Non-deductible expenses and other	78,000	(29,000)
Change in valuation allowance	2,305,000	282,000

Income taxes	$-	$-

The Company has operating loss carryforwards for federal tax purposes of approximately $31.0 million and $26.3 million at December 31, 2007 and 2006, respectively, expiring beginning in 2010. The Company has state net operating losses of approximately $20.3 million and $15.6 million at December 31, 2007 and 2006, respectively, available to offset future state taxable income, expiring beginning in 2010.

At December 31, 2006, the Company no longer qualified to use the cash method of accounting for tax purposes under the Small Business Taxpayer Exemption.  An adjustment was made under IRC Section 481 to convert the Company to the accrual method for tax purposes and since this adjustment was negative, it is included in the 2007 tax return and no deferred tax asset or liability exists for accrual to cash conversion at December 31, 2006.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which might cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative change in ownership of more than 50% over a three-year period.

The Company implemented in 2007 FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. The Company determined that the effect of FIN 48 on the Company’s consolidated financial position and results of operations was not material.

8. Debt

Debt consists of the following:

	December 31	December 31
	2007	2006
Borrowings:
Bank line of credit, with an interest rate of 7.5% and 8.5% at December 31, 2007 and 2006, respectively	$1,126,000	$526,000
Bank equipment loan, with an interest rate of 8.25% and 9.25% at December 31, 2007 and 2006, respectively	20,000	140,000
Bank equipment loan, with an interest rate of 8.0% at December 31, 2007	417,004	-

Total borrowings	1,563,004	666,000
Bank line of credit and other short-term borrowings	1,312,667	646,000

Long-term borrowings, less current portion	$250,337	$20,000

	-	-

	December 31	December 31
	2007	2006

Aggregate annual maturities of long-term debt:
2007	$-	$20,000
2008	166,667	-
2009	83,670	-

Total	$250,337	$20,000

Stockholder Line of Credit Agreement

Prior to February 2006, the Company had a line of credit agreement with certain stockholders that provided for maximum borrowings of up to $900,000 based on accounts receivable of the Company. The agreement required written requests for advances not to exceed 80% of the associated accounts receivable. Interest was accrued and due on the advances at 3% if repaid within thirty days and an additional 1% for every ten days thereafter.  This line of credit was repaid and then cancelled in February 2006.

Bank Line of Credit

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 when a third loan agreement was added and on May 31, 2007 when a fourth loan agreement was added.  The first agreement is a $2,000,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%.  This line of credit has $1,126,000 outstanding as of December 31, 2007 and these borrowings are secured primarily by accounts receivable and other corporate assets.  The second agreement is a $300,000 equipment line of credit which has $20,000 outstanding as of December 31, 2007.  This loan funds equipment purchases and provides for interest at the bank’s prime rate of interest plus 1.0%. Borrowings under the equipment line of credit are being paid over a period of thirty months. The third agreement is a $500,000 equipment loan which has $417,004 outstanding as of December 31, 2007. Borrowings under this equipment loan are being paid over a period of thirty-nine months at the bank’s prime rate of interest plus 0.75%. The fourth agreement is a $500,000 equipment line of credit. This loan will be available to fund equipment purchases and provides for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit, if any, will be paid over a period of thirty-nine months. The Company has not had any borrowings under this equipment loan as of December 31, 2007.  The capital equipment borrowings are secured primarily by the fixed assets that were acquired.

9. Commitments and Contingencies

Lease Commitments

The Company leases office space and office equipment under non-cancelable operating leases expiring from 2007 through 2013.  The cost of property and equipment that is acquired under terms of leases that substantially transfer all of the rights and risk of ownership are capitalized by the Company. The original cost and related accumulated depreciation on property and equipment under capital leases as of December 31, 2007 was approximately $367,000 and $194,000, respectively.  Depreciation expense related to the capital assets acquired under capitalized leases has been included in the applicable accumulated depreciation accounts.

At December 31, 2007, future minimum lease payments under capital and operating leases are as follows:

Periods Ending December 31,	Capital Leases	Operating Leases

2008	$459,977	$799,569
2009	26,642	620,562
2010	122	607,649
2011	-	421,289
2012	-	391,252
2013 and thereafter	-	99,646
Total required lease payments	$486,741	$2,939,966
Less interest included	(32,996)	-
Total minimum payments	453,745	$2,939,966
Current portion of capital lease	429,789
Long term portion of capital lease	$23,956

Rent expense totaled approximately $587,000 and $579,000 for the years ended December 31, 2007 and 2006, respectively.

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

On November 27, 2007 etrials announced the settlement of the July 17, 2006 action filed by Datasci, LLC alleging that we had infringed on its patent.  Under the terms of the settlement, etrials entered into a non-exclusive licensing arrangement and agreed to pay Datasci $1.75 million as an upfront license fee for our legacy EDC products.  This expense is recorded as a separate line item in the Consolidated Statements of Operations.  Pursuant to the settlement agreement, there are no ongoing royalty obligations for the Company’s current product, EDC 2.0.

Retirement Plan

The Company has established a 401(k) retirement plan for the benefit of all eligible U.S. employees. Participants may contribute a portion of eligible wages, not to exceed annual statutory limitations, to the plan. The Company has elected in 2006 under Safe Harbor rules to match eligible employee contributions at a rate of 100% of the employee contribution limited to 5% of the employee salary. For its employees located in the United Kingdom, the Company contributes 5% of staff salaries to an independent employee retirement plan. The Company made total contributions to both plans of approximately $247,000 and $263,000 for the years ended December 31, 2007 and 2006, respectively.

10. Stockholders’ Equity

Warrants

The Company issued warrants in two transactions. In 2004, 4,025,000 units (the Units) were issued in the CEA initial public offering. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two warrants. In connection with this initial public offering, the Company issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit.  In connection with the etrials merger in February 2006, the Company also issued to shareholders of etrials warrants to purchase 4,300,000 shares of our common stock as part of the merger consideration.

At December 31, 2007, the Company had outstanding 12,350,000 warrants to purchase common stock. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share on the terms and conditions set forth in the warrants and the warrant agreement governing the warrants.  All the warrants expired on February 11, 2008.

In addition, 700,000 warrants underlying an underwriters’ purchase option were originally subject to the same terms and conditions as the outstanding warrants of the Company described above, except that the exercise price is $6.40 per share. However, these warrants also expired at the close of business on February 11, 2008.  Accordingly, the underwriters now have an option to acquire 350,000 common shares at $9.90 per share.  The exercise price and number of units issuable upon exercise of the undewriters’ purchase option may be adjusted in certain circumstances, including issuances of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances at a price below its exercise price. The holders of the underwriters’ purchase option have demand and piggy-back registration rights under the Securities Act for periods of five and seven years, respectively, from the date of the initial public offering of the Company with respect to registration of the securities directly and indirectly issuable upon exercise of the underwriters’ purchase option.

As of December 31, 2007, the Company had reserved a total of 16,542,958 of its authorized 50,000,000 shares of common stock for future issuance as follows:

	December 31	December 31
	2007	2006

Unit purchase options (See Note 1)	1,050,000	1,050,000
Stock options outstanding	2,754,703	2,775,913
Reserved for future stock option grants	388,255	367,943
Common stock warrants outstanding	12,350,000	12,350,000

Total shares reserved for future issuance	16,542,958	16,543,856

11. Stock-Based Compensation

The Company’s 2005 Equity Performance Plan (the “Plan”) was approved by the shareholders of the Company on February 9, 2006.  The purpose of the Plan is to provide incentives to eligible employees, officers, directors and consultants in the form of non-qualified stock options and, as permissible, incentive stock options.  On February 9, 2006, the Company had a total of 2,100,000 shares of common stock reserved for issuance under the Plan.  On June 13, 2006, the shareholders voted to increase the number of shares issuable under the Plan to 3,200,000 shares.  On November 15, 2007, the shareholders voted to increase the number of shares issuable under the Plan to 3,500,000 shares.  Of this amount, 388,255 shares were available for future stock option grant as of December 31, 2007.

Effective with the adoption of SFAS 123R, the Company has elected to use the Black-Scholes-Merton option pricing model to determine the weighted average fair value of options granted.  The Company has a limited trading history for its common stock as it began trading on the NASDAQ National Market on February 10, 2006.  Accordingly, the Company has determined the volatility for options granted in 2006 and 2007 based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based upon the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures. As a result, using historical data among other factors, the Company has applied an estimated forfeiture rate of 4.54% in determining the expense recorded in the Company’s consolidated statement of operations.

The weighted average exercise price of options granted during the years ended December 31, 2007 and December 31, 2006, was $4.02 and $5.56, respectively. The assumptions utilized to determine the above values are indicated in the following table:

	Year Ended December 31	Year Ended December 31
	2007	2006
Expected dividend yield	0%	0%
Expected volatility	100%	100%
Risk-free interest rate	4.36%	5.08%
Expected life (in years)	4.0	3.7

During the years ended December 31, 2007 and 2006, respectively, the Company recorded $1,443,080 and $809,490 of stock-based compensation expense, of which $1,340,528 and $766,546 was related to options issued subsequent to the adoption of SFAS No. 123R.  The stock-based compensation expense recorded during the years ended December 31, 2007 and 2006 reduced both basic and diluted earnings per share by $0.13 and $0.08, respectively. As of December 31, 2007 and 2006, there was $2,507,994 and $2,725,810 of unrecognized compensation expense related to non-vested share awards issued under SFAS 123R that is expected to be recognized over a weighted-average period of 2.66 and 2.06 years, respectively.  Net cash provided by operating and financing activities was unchanged for the periods ended December 31, 2007 and 2006, since there were no excess tax benefits from stock-based compensation plans.  The remaining stock-based compensation expense is due to the amortization of previously recorded deferred compensation, for stock options that have continued to be accounted for under APB 25 in accordance with the prospective transition method of SFAS 123R.  As of December 31, 2007 and 2006, there was $18,927 and $108,102 of deferred compensation recorded related to such options.

The following summarizes activity of the Plan:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term (years)

Outstanding at December 31, 2005	1,756,376	$2.36
Granted	1,315,415	5.56
Exercised	(69,992)	2.03
Canceled	(225,886)	3.22
Outstanding at December 31, 2006	2,775,913	$3.82
Granted	746,203	4.02
Exercised	(301,410)	1.72
Canceled	(466,003)	4.92
Outstanding at December 31, 2007	2,754,703	$3.92	$847,482	$3.81

Exercisable at December 31, 2007	1,581,585	$3.53	$803,336	$3.40
Vested or expected to vest at December 31, 2007			$803,336

The total intrinsic value of options exercised during the year ended December 31, 2007 was approximately $492,253.

Selected information regarding stock options as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number of	Life	Exercise	Number of	Exercise
Exercise Price	Shares	(in Years)	Price	Shares	Price

$1.14 - $1.71	36,000	3.41	$1.63	36,000	$1.63
$1.71 - $2.28	906,796	4.33	2.02	845,729	2.00
$2.86 - $3.43	270,000	4.88	2.99	-	-
$3.43 - $4.00	30,500	4.06	3.69	-	-
$4.00 - $4.57	181,556	4.66	4.34	85,184	4.35
$4.57 - $5.14	393,488	4.41	4.72	47,628	4.71
$5.14 - $5.71	936,363	2.60	5.71	567,044	5.71
	2,754,703	3.81	$3.92	1,581,585	$3.53

A summary of the activity of the Company’s unvested stock options is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2005	766,297	$2.70
Granted	1,315,415	2.92
Vested	(383,470)	2.74
Forfeited	(225,886)	2.54
Unvested at December 31, 2006	1,472,356	$2.91
Granted	746,202	2.86
Vested	(598,894)	2.90
Forfeited	(446,546)	2.95
Unvested at December 31, 2007	1,173,118	$2.87

12. Quarterly Financial Data (unaudited)

The following table presents a summary of quarterly results of operations for 2006 and 2007:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2006 (a):
Total revenues	$2,759,663	$6,094,398	$4,776,208	$5,549,781
Net (loss) income	(1,047,149)	60,746	391,487	(45,818)
Net (loss) income attributable to common stockholders	(2,173,118)	60,746	391,487	(45,818)
Net (loss) earnings per share attributable to commmon stockholders - basic	(0.29)	0.01	0.04	-
Net (loss) earnings per share attributable to common stockholders - diluted	(0.29)	0.01	0.03	-

Year ended December 31, 2007 (b):
Total revenues	$4,665,160	$7,039,130	$5,160,809	$5,574,506
Net loss	(996,852)	(1,267,926)	(1,362,388)	(2,537,784)
Net loss per share - basic and diluted	(0.09)	(0.12)	(0.13)	(0.23)

(a)  During the preparation of the consolidated financial statements for the year ended December 31, 2006, the Company recorded adjustments in the fourth quarter of 2006 for transactions that occurred in previously reported periods. The impact in the fourth quarter of 2006 of recording these transactions was net loss attributable to common shareholders of $(97,490). The Company determined that these adjustments were immaterial to prior periods and to the fourth quarter of 2006 from both a quantitative and qualitative perspective.

(b)  During the preparation of the consolidated financial statements for the year ended December 31, 2007, the Company recorded adjustments in the fourth quarter of 2007 for transactions that occurred in previously reported periods. The impact in the fourth quarter of 2007 of recording these transactions was net income attributable to common shareholders of $(43,174). The Company determined that these adjustments were immaterial to prior periods and to the fourth quarter of 2007 from both a quantitative and qualitative perspective.

  EXHIBIT INDEX

Exhibit	Description

3.1.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2006).
3.2	Amended and Restated Bylaws, as amended through July 2, 2007. *
4.1	Specimen Unit Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
4.2	Specimen Common Stock Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
4.3	Specimen Warrant Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
4.4	Form of Unit Purchase Option. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
4.5
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).

10.1	Employment Agreement dated August 22, 2005, among CEA Acquisition Corporation, etrials Worldwide, Inc. and John Cline (Incorporated by reference from Current Report on Form 8-K filed August 25, 2005).
10.2
Employment Agreement dated August 22, 2005, among CEA Acquisition Corporation, etrials Worldwide, Inc. and James W. Clark, Jr. (Incorporated by reference from Current Report on Form 8-K filed August 25, 2005).

10.3	Employment Agreement dated August 22, 2005, between etrials Worldwide, Inc. and Michael Harte. (Incorporated by reference from Current Report on Form 8-K filed August 25, 2005).
10.4
RBC Loan and Security Agreement by and between etrials Worldwide, Inc. and RBC Centura Bank, dated February 1, 2005. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

10.5
Negative Pledge Agreement by and between etrials Worldwide, Inc. and RBC Centura Bank, dated February 1, 2005. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005).

10.6
Exclusive License Agreement by and between MiniDoc AB and etrials Worldwide, Inc., dated August 10, 2005. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed December 13, 2005).

10.7	Unconditional Guaranty Agreement dated February 14, 2006 between etrials Worldwide, Inc. and RBC Centura Bank. (Incorporated by reference from Current Report on Form 8-K filed February 15, 2006).
10.8	Unconditional Guaranty Agreement dated March 17, 2006 between etrials Worldwide, Inc. and RBC Centura Bank.(Incorporated by reference to Current Report on Form 8-K/A filed March 31, 2006).
10.9
Fourth Modification Agreement dated as of April 21, 2006 between etrials, Inc., etrials Worldwide, Inc., etrials Worldwide Limited and RBC Centura Bank. (Incorporated by reference from Quarterly Report on Form 10-QSB filed May 15, 2006)

10.10
Fifth Modification Agreement dated as of May 31, 2006 between and among the Company, etrials, Inc., etrials Worldwide Limited and RBC Centura Bank. (Incorporated by reference from Current Report on Form 8-K filed June 2, 2006)

10.11
Amended and Restated Commercial Promissory Note dated as of May 31, 2006, in $2,000,000 principal amount of etrials, Inc. to RBC Centura Bank. (Incorporated by reference from Current Report on Form 8-K filed June 2, 2006)

10.12	Commercial Promissory Note dated as of May 31, 2006, in $500,000 principal amount of etrials, Inc. to RBC Centura Bank. (Incorporated by reference from Current Report on Form 8-K filed June 2, 2006)
10.13	Employment Agreement dated as of May 18, 2007 between etrials Worldwide, Inc. and Eugene Jennings. (Incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed May 22, 2007)

Exhibit	Description

10.14
Restricted Stock Agreement dated as of May 18, 2007 between etrials Worldwide, Inc. and Eugene Jennings. . (Incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed May 22, 2007)

10.15
Nonqualified Stock Option Agreement dated as of May 18, 2007 between etrials Worldwide, Inc. and Eugene Jennings. . (Incorporated by reference from Exhibit 99.4 to Current Report on Form 8-K filed May 22, 2007)

10.16
Sixth Modification Agreement dated as of May 31, 2007 between and among the Company, etrials, Inc., etrials Worldwide Limited and RBC Centura Bank. (Incorporated by reference from Exhibit 99.1 to Current Report on Form 8-K filed July 7, 2007)

10.17
Commercial Promissory Note dated as of May 31, 2007, in $500,000 principal amount of etrials, Inc. to RBC Centura Bank.  (Incorporated by reference from Exhibit 99.2 to Current Report on Form 8-K filed July 7, 2007)

10.18
Assignment and Assumption Agreement dated as of May 31, 2007, between and among the Company, etrials, Inc., etrials Worldwide Limited and RBC Bank. (Incorporated by reference from Exhibit 99.3 to Current Report on Form 8-K filed July 7, 2007)

10.19	2005 Performance Equity Plan, as amended through September 7, 2007 (Incorporated by reference from Exhibit 10.47 to Quarterly Report on Form 10-QSB filed November 13, 2007).
14.1	Code of Ethics adopted by the etrials Worldwide, Inc. (Incorporated by reference from Current Report on Form 8-K filed April 10, 2006.)
23.1	Consent of Ernst & Young LLP to incorporate by reference into Registration Statement on Form S-8 No. 333-136668. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.