Form 10QSB
period 2008-03-31
ETRIALS WORLDWIDE INC.
filed 2008-05-13
CIK 1268904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
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

As of May1, 2008 11,322,252 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format (Check One):   ☐ Yes    ☒ No

ETRIALS WORLDWIDE, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

PART I – Financial  Information

Item 1. Financial Statements

etrials Worldwide, Inc.
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$13,741,468	$13,792,508
Short-term investments	750,217	1,448,526
Accounts receivable, net of allowances
of $282,891 and $156,500, respectively	5,888,856	5,310,648
Inventory	460,819	554,430
Prepaid expenses and other current assets	516,957	330,082
Total current assets	21,358,317	21,436,194
Property and equipment, net of accumulated depreciation of
$4,379,602 and $4,046,551, respectively	2,069,539	2,015,762
Goodwill	8,011,037	8,011,037
Other assets	119,538	119,538

Total assets	$31,558,431	$31,582,531

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$1,150,292	$720,243
Accrued expenses	1,685,530	1,747,257
Deferred revenue	2,541,928	1,705,544
Bank line of credit and other short-term borrowings	1,946,667	1,312,667
Current portion of capital lease obligations	333,075	429,789
Total current liabilities	7,657,492	5,915,500
Capital lease obligations, net of current portion	17,041	23,956
Long-term borrowings, net of current portion	208,670	250,337
Total liabilities	7,883,203	6,189,793

Commitments and contingencies

Stockholders' equity:
Common stock; $0.0001 par value; 50,000,000 shares authorized at
March 31, 2008 and December 31, 2007; and 11,322,252 and
12,579,701 issued and outstanding at March 31, 2008 and
December 31, 2007, respectively	1,132	1,258
Additional paid-in capital	55,617,769	55,301,138
Deferred compensation	(15,458)	(18,927)
Accumulated deficit	(31,928,215)	(29,890,731)
Total stockholders' equity	23,675,228	25,392,738

Total liabilities and stockholders' equity	$31,558,431	$31,582,531

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2008	2007

Net service revenues	$3,708,209	$4,077,008
Reimbursable out-of-pocket revenues	587,632	644,847
Total revenues	4,295,841	4,721,855

Costs and expenses:
Costs of revenues	2,581,653	2,176,303
Reimbursable out-of-pocket expenses	587,632	644,847
Sales and marketing	1,146,426	1,171,885
General and administrative	1,451,048	1,472,475
Research and development	645,903	418,179
Amortization of intangible assets	-	11,398
Total costs and expenses	6,412,662	5,895,087
Operating loss	(2,116,821)	(1,173,232)

Other income (expenses):
Interest expense	(46,266)	(19,330)
Interest income	137,008	253,895
Other expense, net	(11,405)	(1,489)
Total other income, net	79,337	233,075

Net loss	$(2,037,484)	$(940,157)

Net loss per share attributable to common stockholders:
Basic and diluted	$(0.19)	$(0.09)
Weighted average common shares outstanding:
Basic and diluted	10,973,575	10,729,884

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Stockholders' Equity
(unaudited)

			Additional
	Common Stock		Paid-In	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at December 31, 2007	12,579,701	$1,258	$55,301,138	$(18,927)	$(29,890,731)	$25,392,738

Stock-based compensation recorded in accordance with SFAS 123R	-	-	267,041	-	-	267,041
Amortization of deferred stock-based compensation	-	-	-	3,469	-	3,469
Cancellation of trigger shares	(1,566,250)	(157)	157	-	-	-
Issuance of restricted common stock	306,045	31	44,114	-	-	44,145
Exercise of employee stock options	2,756	0	5,319	-	-	5,319
Net loss	-	-	-	-	(2,037,484)	(2,037,484)

Balance at March 31, 2008	11,322,252	$1,132	$55,617,769	$(15,458)	$(31,928,215)	$23,675,228

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net loss	$(2,037,484)	$(940,157)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	333,051	299,789
Accretion of discount on investments held-to-maturity	-	(4,707)
Non-cash stock-based compensation expense	314,655	256,902
Provision for allowance for doubtful accounts	159,891	7,000
Foreign currency remeasurement losses	-	(1,069)
Changes in operating assets and liabilities:
Accounts receivable	(738,099)	(233,586)
Prepaid expenses and other assets	(186,875)	(220,549)
Inventory	93,611	(641,604)
Accounts payable and accrued expenses	368,322	935,681
Deferred revenue	836,384	414,225
Net cash used in operating activities	(856,544)	(128,075)

Investing activities
Purchase of property and equipment	(386,829)	(696,493)
Capitalized internal software development costs	-	(173,842)
Sales of short-term investments, net	698,309	2,290,000
Net cash provided by investing activities	311,480	1,419,665

Financing activities
Net proceeds from bank line of credit	654,000	701,526
Payments on bank equipment loan	(61,666)	(30,000)
Principal payments on capital leases	(103,629)	(27,580)
Proceeds from issuance of stock options	5,319	45,454
Net cash provided by financing activities	494,024	689,400

Net (decrease) increase in cash and cash equivalents	(51,040)	1,980,990
Cash and cash equivalents at beginning of year	13,792,508	11,828,667

Cash and cash equivalents at end of period	$13,741,468	$13,809,657

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

Unaudited Interim Financial Statements

The accompanying consolidated balance sheet as of March 31, 2008, consolidated statements of operations for the three months ended March 31, 2008 and 2007, consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 and consolidated statement of stockholders’ equity for the three months ended March 31, 2008 are unaudited. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements. The information disclosed in the notes to the financials statements for these periods is unaudited. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

The estimated total labor hours of contracts are reviewed and revised periodically throughout the duration of the contracts with an adjustment to revenues from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is reasonably possible that the estimates will change in the near term and could result in a material change. The Company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues. As of March 31, 2008, the Company has not experienced any material losses on uncompleted contracts.

The following summarizes the components of the revenues recognized:

	Three Months Ended March 31
	2008	2007

Services	$2,771,251	$3,030,201
Software subscriptions and usage fees	633,642	684,130
Hosting fees	303,316	362,677
Net service revenues	3,708,209	4,077,008
Reimbursable out-of-pocket revenues	587,632	644,847
Total	$4,295,841	$4,721,855

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

Cash, Cash Equivalents and Short-term Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. The Company invests in high quality investments rated at least A2 by Moody’s Investors Service or A by Standard & Poors.  In accordance with SFAS No. 95, Statement of Cash Flows, the Company classifies available-for-sale securities that are available to meet the Company’s current operational needs, as short-term.

Foreign Currency

The financial Statements of the Company’s foreign subsidiary in the United Kingdom are remeasured in accordance with SFAS No. 52, Foreign Currency Translation. The Company determined that the functional currency of its United Kingdom operations is the U.S. dollar.  Assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at current exchange rates.  Operating results are remeasured into U.S. dollars using the average rates of exchange prevailing during the period.  Remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income, net in the accompanying consolidated statements of operations.

Goodwill

The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. The Company concluded it has one reporting unit for purposes of performing the goodwill impairment analysis. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill exceeds its fair value. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In the event of a sustained decline in the Company’s market capitalization below its book value, a goodwill impairment analysis would be performed on an interim basis.

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

The following common shares and common share equivalents have been excluded from the computation of diluted weighted average shares outstanding as the effect would have been anti-dilutive:

	March 31
	2008	2007

Unvested restricted common stock	346,670	-
Unit purchase options	350,000	1,050,000
Stock options outstanding	2,815,314	2,794,744
Warrants outstanding	-	12,350,000

In addition, the 1,566,250 shares of common stock held in escrow as of March 31, 2007 in connection with the reverse acquisition of CEA have been excluded from the computation of basic and diluted loss per share in accordance with SFAS 128.  These shares were cancelled on February 11, 2008.

 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments were as follows:

	March 31	December 31
	2008	2007

Cash	$475,330	$371,581
Money market	10,077,098	10,534,730
U.S. agency notes	968,496	689,598
Corporate bonds	2,220,544	2,196,599
Total cash and cash equivalents	$13,741,468	$13,792,508

U.S. agency notes	$250,235	$399,407
Corporate bonds	499,982	1,049,119
Total short-term investments	$750,217	$1,448,526

4. Accounts Receivable

Accounts receivable consists of the following:

	March 31	December 31
	2008	2007

Billed accounts receivable	$4,115,660	$3,344,477
Unbilled accounts receivable	2,056,087	2,122,671
Total accounts receivable	6,171,747	5,467,148
Allowance for doubtful accounts	(282,891)	(156,500)

	$5,888,856	$5,310,648

The reserve for doubtful accounts consists of the following:

	March 31	December 31
	2008	2007

Reserve at beginning of period	$156,500	$22,000
Additions charged to expense	126,391	134,500

Reserve at end of period	$282,891	$156,500

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31	December 31
	2008	2007

Accrued professional fees	$26,408	$171,941
Accrued client reimbursable expenses	445,899	451,614
Accrued other expenses	690,094	528,420
Accrued compensation	188,119	312,619
Accrued vacation	335,010	282,663

	$1,685,530	$1,747,257

6. Debt

Debt consists of the following:

	March 31	December 31
	2008	2007

Borrowings:
Bank line of credit, with an interest rate of 5.5% and 7.5% at March 31, 2008 and December 31, 2007, respectively	$1,780,000	$1,126,000
Bank equipment loan, with an interest rate of 6.00% and 8.25% at March 31, 2008 and December 31, 2007, respectively	-	20,000
Bank equipment loan, with an interest rate of 6.00% and 8.0% at March 31, 2008 and December 31, 2007, respectively	375,337	417,004

Total borrowings	2,155,337	1,563,004
Bank line of credit and other short-term borrowings	1,946,667	1,312,667

Long-term borrowings, less current portion	$208,670	$250,337

	March 31	December 31
	2008	2007

Aggregate future maturities of long-term debt:
2008 (remaining nine months)	$125,000	$166,667
2009	83,670	83,670

Total	$208,670	$250,337

Bank Line of Credit

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 when a third loan agreement was added and on May 31, 2007 when a fourth loan agreement was added.  The first agreement is a $2,000,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%.  This line of credit has $1,780,000 outstanding as of March 31, 2008 and these borrowings are secured primarily by accounts receivable and other corporate assets.  The second agreement is a $300,000 equipment line of credit which was repaid during the three months ended March 31, 2008.  This loan funded equipment purchases and provides for interest at the bank’s prime rate of interest plus 1.0%. Borrowings under the equipment line of credit were paid over a period of thirty months. The third agreement is a $500,000 equipment loan which has $375,337 outstanding as of March 31, 2008. Borrowings under this equipment loan are being paid over a period of thirty-nine months at the bank’s prime rate of interest plus 0.75%. The fourth agreement is a $500,000 equipment line of credit. This loan will be available to fund equipment purchases and provides for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit, if any, will be paid over a period of thirty-nine months. The Company has not had any borrowings under this equipment loan as of March 31, 2008.  The capital equipment borrowings are secured primarily by the fixed assets that were acquired.

7. Contingencies and Guarantees

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

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007.

8. Stockholders’ Equity

A total of 1,400,000 shares of common stock of the Company issued to etrials stockholders in the merger with CEA and 166,250 shares of common stock of former CEA shareholders (including all CEA officers and directors) were placed in escrow (“Trigger shares”) under an agreement that provided the shares would not be released unless and until, over a 20 consecutive trading day period (i) the volume weighted average price of etrials common stock is $7.00 or more, and (ii) the average daily trading volume is at least 25,000 shares.  The Trigger shares were cancelled since these conditions were not met on February 19, 2008.

The Company’s 12,350,000 outstanding warrants were issued in two transactions. CEA sold 4,025,000 units (the Units) in its initial public offering in 2004. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two warrants. In connection with this initial public offering, the CEA issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. In connection with the CEA merger, the Company also issued to shareholders of etrials warrants to purchase 4,300,000 warrants as part of the merger consideration. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share on the terms and conditions set forth in the warrants and the warrant agreement governing the warrants.  The warrants expired on February 11, 2008.

In addition, 700,000 warrants underlying an underwriters’ purchase option are subject to the same terms and conditions as the outstanding warrants of the Company described above, except that the exercise price is $6.40 per share. These warrants also expired on February 11, 2008.

As of March 31, 2008, the Company had reserved a total of 3,184,157 of its authorized 50,000,000 shares of common stock for future issuance as follows:

	March 31	December 31
	2008	2007

Unit purchase options	350,000	1,050,000
Stock options outstanding	2,815,314	2,754,703
Reserved for future stock option grants	18,843	388,255
Common stock warrants outstanding	-	12,350,000

Total shares reserved for future issuance	3,184,157	16,542,958

9. Stock Based Compensation

Effective with the adoption of SFAS No. 123R, Share Based Payments, the Company has elected to use the Black-Scholes-Merton option pricing model to determine the weighted average fair value of options granted.  The Company has a limited trading history for its common stock as it began trading on the NASDAQ National Market on February 10, 2006.  Accordingly, the Company has determined the volatility for options granted in 2007 based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based upon the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures.

The weighted-average assumptions utilized to determine the above values are indicated in the following table:

Three Months Ended March 31,
2008
Expected dividend yield	0%
Expected volatility	100%
Risk-free interest rate	2.5%
Expected life (in years)	4.00

During the three months ended March 31, 2008, the Company recorded $314,655 of stock-based compensation expense, of which $267,042 was related to options issued subsequent to the adoption of SFAS No. 123R.  As of March 31, 2008, there was $2,239,316 of unrecognized compensation expense related to non-vested share awards issued under SFAS No. 123R that is expected to be recognized over a weighted-average period of 1.46 years.  Net cash provided by operating and financing activities was unchanged for the period ended March 31, 2008, since there were no excess tax benefits from stock-based compensation plans.  The remaining stock-based compensation expense is due to the amortization of previously recorded deferred compensation, for stock options that have continued to be accounted for under APB Opinion No. 25 in accordance with the prospective transition method of SFAS 123R.  As of March 31, 2008, there was $15,458 of deferred compensation recorded related to such options.

The following summarizes the activity of the Plan for the three months ended March 31, 2008:

				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term (years)

Outstanding at December 31, 2007	2,754,703	$3.92
Granted	130,000	2.44
Exercised	(2,756)	1.93
Canceled	(66,633)	3.31
Outstanding at March 31, 2008	2,815,314	$3.87	$5,794,433	3.65

Exercisable at March 31, 2008	1,624,608	$3.58	$2,873,818	3.25

The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 were $1,406 and $43,114, respectively.

10. Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of the SFAS 109, Accounting for Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007 the Company had no unrecognized tax benefits which would affect the Company’s effective tax rate.  At March 31, 2008, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.  As of the date of adoption, January 1, 2007 and as of March 31, 2008, the Company had no accrued interest related to uncertain tax positions.

The Company has its tax years of 2003 – 2007 open to examination by federal tax and 2001 – 2007 for state tax jurisdictions.  The Company’s only foreign subsidiary is in the United Kingdom and it has its tax years of 2005 – 2007 open to examination.  The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years are under examination as of March 31, 2008.

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

11. Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position and results of operations.

In December 2007, the FASB issued FASB Statements No. 141 (revised 2007), “Business Combinations” (SFAS 141R) and No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160). Effective for fiscal years beginning after December 15, 2008, the standards will improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements. SFAS 141R requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 160 provides guidance for accounting and reporting of noncontrolling interests in consolidated financial statements. The Company is currently assessing the impact of SFAS 141R and SFAS 160 on its consolidated financial statements and future operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161), an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company believes that the adoption of SFAS No. 161 will not have a material effect on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-QSB. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-QSB, as well as in our Form 10-KSB filed on March 10, 2008.

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

Industry analysts and commentators have estimated that the growth in the use of eClinical technologies will continue to accelerate. We will have to continue to expand our customer base and technologies in order to maintain and grow our market share. Since 2002 the number of active eClinical trials being performed by us has grown from approximately 24 to 124 because of the increased adoption of eClinical technologies by the pharmaceutical and biotechnology industries.

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

General and Administrative - General and administrative expenses consist primarily of employee-related expenses, board fees, professional fees, other corporate expenses and allocated overhead.

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

Foreign Currency

 The financial Statements of the Company’s foreign subsidiary in the United Kingdom are remeasured in accordance with SFAS No. 52, Foreign Currency Translation. The Company determined that the functional currency of its United Kingdom operations is the U.S. dollar.  Assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at current exchange rates.  Operating results are remeasured into U.S. dollars using the average rates of exchange prevailing during the period.  Remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other income, net in the accompanying consolidated statements of operations.

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

Our significant accounting policies are presented within Note 2 to our consolidated financial statements as filed with the SEC on Form 10-KSB on March 10, 2008, and the following summaries should be read in conjunction with the unaudited consolidated financial statements and the related notes included in this Quarterly Report. While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Our management believes the policies that fall within this category are the policies on revenue recognition, accounting for stock-based compensation, goodwill and income taxes.

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

The following summarizes the components of our revenues:

	Three Months Ended March 31
	2008	2007

Services	$2,771,251	$3,030,201
Software subscriptions and usage fees	633,642	684,130
Hosting fees	303,316	362,677
Net service revenues	3,708,209	4,077,008
Reimbursable out-of-pocket revenues	587,632	644,847
Total	$4,295,841	$4,721,855

We account for pass-through expenses in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred (EITF No. 01-14). EITF No. 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the statement of operations.

 Accounting for Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share Based Payment (SFAS 123R). SFAS 123R replaces SFAS 123 and supersedes APB 25. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements using the fair value method. The provisions of SFAS 123R are effective for public entities that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (January 1, 2007 for the Company). The impact of adoption of SFAS 123R will depend on levels of share-based payments granted in the future. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The Company will recognize excess tax benefits when those benefits reduce current income taxes payable.

The Company used the minimum-value method as a non-public company to estimate the fair value of stock awards under SFAS 123 for pro forma footnote disclosure purposes. The Company was required to adopt SFAS 123R using the “prospective-transition” method upon the effective date. Under the prospective method, nonpublic entities that previously applied SFAS 123 using the minimum-value method whether for financial statement recognition or pro forma disclosure purposes will continue to account for non-vested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as they had been accounted for prior to adoption (APB 25 intrinsic value method for the Company).  All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of SFAS 123R.  The Company has continued to recognize compensation expense for awards issued prior to the adoption of SFAS 123R in accordance with the provisions of APB 25.

Goodwill

The Company accounts for its goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. The Company concluded it has one reporting unit for purposes of performing the goodwill impairment analysis. Under the non-amortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment at least annually and written down and charged to operations only in the periods in which the recorded value of goodwill exceeds its fair value. An interim goodwill impairment test would be performed if an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  In the event of a sustained decline in the Company’s market capitalization below its book value, a goodwill impairment analysis would be performed on an interim basis.

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on historical results, we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets as of March 31, 2008.

The Company adopted the provisions of FIN 48, an interpretation of the SFAS 109, Accounting for Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007 the Company had no unrecognized tax benefits which would affect the Company’s effective tax rate.  At March 31, 2008, the Company had no unrecognized tax benefits.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net service revenues decreased 9.0% to $3,708,209 for the three months ended March 31, 2008 as compared to $4,077,008 for the three months ended March 31, 2007.  The decrease in revenues is primarily the result of the timing and size of new clinical project deployments in process during the period.  Since approximately 40% of a contract’s value is earned during the start-up deployment phase of the clinical trial, the timing of new project starts has a material impact on quarterly revenues.

Reimbursable out-of-pocket revenues and corresponding expenses decreased to $587,632 from $644,847 for the three months ended March 31, 2008 and 2007, respectively.  This decrease is primarily the result of less diary hardware costs related to new electronic patient diary trials commenced in the three months ended March 31, 2008.

Costs of revenues increased 18.6% to $2,581,653 from $2,176,303 for the three months ended March 31, 2008 and 2007, respectively.  This increase was primarily the result of the number of operations personnel increasing by approximately 5% to 78 from 74 as of March 31, 2008 and 2007, respectively.  As a percentage of net service revenues, costs of revenues increased to 69.6% from 53.4% for the three months ended March 31, 2008 and 2007, respectively.  This percentage increase is due to higher costs and lower revenues during the period.

Sales and marketing costs decreased 2.2% to $1,146,426 from $1,171,885 for the three months ended March 31, 2008 and 2007, respectively.  This decrease was primarily the result of reduced spending on marketing expenses offset partially by increased spending on personnel and related costs as well as sales travel related to the Company’s goal of increasing the personnel we devote to direct sales and new contract bookings during 2008. As a percentage of net service revenues, sales and marketing costs increased to 30.9% from 28.7% for the three months ended March 31, 2008 and 2007, respectively.

General and administrative costs decreased by 1.5% to $1,451,048 from $1,472,475 for the three months ended March 31, 2008 and 2007, respectively.  This decrease was primarily the result of eliminating patent infringement litigation costs after settling litigation during November 2007.  As a percentage of net service revenues, general and administrative expenses increased to 39.1% from 36.1% for the three months ended March 31, 2008 and 2007, respectively.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life of three years. These costs were zero and $11,398 for the three months ended March 31, 2008 and 2007, respectively.  These costs declined since certain intangible assets were fully amortized in early 2007.

Research and development costs increased by 54.5% to $645,903 from $418,179 for the three months ended March 31, 2008 and 2007, respectively.  The increase was primarily attributable to the Company’s focus on concentrating research and development resources on new automation tools to speed study development, which resulted in no new capitalization of internal software development costs during the quarter and higher costs of contractors retained to accelerate the development of the automation tools.  As a percentage of net service revenues, research and development expenses increased to 17.4% from 10.3% for the three months ended March 31, 2008 and 2007, respectively.

Other income for the three months ended March 31, 2008 was $79,337 as compared with $233,075 for the three months ended March 31, 2007. The decrease is primarily due to less interest income due to reduced cash investments and higher interest expense due to increased utilization of the working capital line of credit.

We experienced a net loss of $2,037,484 compared with net loss of $940,157 for the three months ended March 31, 2008 and 2007, respectively.  The net loss for the three months ended March 31, 2008 was caused primarily by decreased revenues, higher operating and research and development costs and lower net other income.  These higher costs and lower net other income from the first quarter of 2008 were partially offset by approximately $177,000 of legal costs incurred during the three months ended March 31, 2007 related to a patent infringement lawsuit, which was settled in November 2007.

Liquidity and Capital Resources

Our principal sources of cash have been from revenues from software application-hosting and related services as well as from proceeds from the issuance of various debt instruments and the sale of equity securities.

At March 31, 2008 we had cash, cash equivalents and short-term investments of approximately $14.5 million.  Our cash, cash equivalents and short-term investments decreased by approximately $750,000 during the three months ended March 31, 2008 primarily due to the operating loss.

In the three months ended March 31, 2008 and 2007 operating activities used approximately $857,000 and $128,000 of net cash, respectively.  The increase in net cash used in operating activities was primarily due to the increased net loss partially offset by an increase in non-cash items and net operating assets and liabilities.

In the three months ended March 31, 2008 and 2007, investing activities provided approximately $311,000 and $1.4 million of net cash, respectively.  The decrease is primarily attributable to the reduction of net sales of short-term investments offset by reduced purchases of property and equipment.  The Company has capitalized zero and $173,842 of internal software development costs during the three months ended March 31, 2008 and 2007, respectively.

In the three months ended March 31, 2008 and 2007, financing activities provided approximately $494,000 and $689,000 of net cash, respectively.  The decrease was primarily the result of less net cash received from equity sales and borrowing offset by higher loan and lease principal payments.

We intend to continue to fund the enhancement and expansion of the etrials eClinical software technologies through both internal development and the acquisition of additional complementary technologies in the future.  We believe our existing cash, cash equivalents, short-term investments, and cash provided by operating activities and our debt facilities will be sufficient to meet our working capital and capital expenditure needs over the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new services and enhancements to existing services, and the continuing market acceptance of our services. To the extent that existing cash and securities and cash from operations, are insufficient to fund our future activities, including potential acquisitions of complementary eClinical technology companies, we may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Our backlog was approximately $20.3 million at March 31, 2008 compared to $19.2 million at December 31, 2007 and $19.8 million at March 31, 2007. Our backlog includes both projects covered by contracts and projects for which customers have provided written confirmation that they have decided to award contracts or work orders to us for a specific project.  The increase in backlog since December 31, 2007 is primarily the result of new project bookings during the first quarter of 2008 of approximately $4.8 million (as compared to $6.6 million during the first quarter of 2007) offset by approximately $48,000 of project cancellations (as compared to $380,000 of cancellations during the first quarter of 2007) and by net service revenues recognized of approximately $3.7 million during the first quarter of 2008 (as compared to approximately $4.1 million of net service revenues during the first quarter of 2007).  Project cancellations, which can be made by customers without penalty, are a normal part of the clinical research services industry and occur for a variety of reasons outside our control.  Some examples of reasons for cancellations are noted below:

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

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 when a third loan agreement was added and on May 31, 2007 when a fourth loan agreement was added.  The first agreement is a $2,000,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%.  This line of credit has $1,780,000 outstanding as of March 31, 2008 and these borrowings are secured primarily by accounts receivable and other corporate assets.  The second agreement is a $300,000 equipment line of credit which was repaid during the three months ended March 31, 2008.  This loan funded equipment purchases and provides for interest at the bank’s prime rate of interest plus 1.0%. Borrowings under the equipment line of credit were paid over a period of thirty months. The third agreement is a $500,000 equipment loan which has $375,337 outstanding as of March 31, 2008. Borrowings under this equipment loan are being paid over a period of thirty-nine months at the bank’s prime rate of interest plus 0.75%. The fourth agreement is a $500,000 equipment line of credit. This loan will be available to fund equipment purchases and provides for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit, if any, will be paid over a period of thirty-nine months. The Company has not had any borrowings under this equipment loan as of March 31, 2008.  The capital equipment borrowings are secured primarily by the fixed assets that were acquired.

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

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in “Risk Factors” in our Annual Report on Form 10-KSB filed on March 10, 2008, which could materially affect our business, financial condition or future results. The risks described in that Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

Item 3.    Controls and Procedures

(a)           Disclosure Controls and Procedures.

The Company has established disclosure controls and procedures to ensure that material information relating to etrials Worldwide, Inc. is made known to the officers who certify the Company financial reports and to other members of senior management and the Board of Directors. Based on their evaluation, the Company’s principal executive and principal financial officers have concluded that disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of March 31, 2008 to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

None.

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

ETRIALS WORLDWIDE, INC.

May 13, 2008	By:	/s/ EUGENE JENNINGS Eugene Jennings President, Chief Executive Officer and Director (Principal Executive Officer)

May 13, 2008	By:	/s/ JAMES W. CLARK, JR. James W. Clark, Jr. Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2006).
3.2	Amended and Restated Bylaws, as amended through July 2, 2007. (Incorporated by reference from Annual Report on Form 10-KSB filed March 10, 2008).
4.1	Specimen Common Stock Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.