Form 10QSB
period 2008-06-30
ETRIALS WORLDWIDE INC.
filed 2008-08-14
CIK 1268904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
or
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

As of June 30th, 2008 11,017,879 shares of our common stock were outstanding.

Transitional Small Business Disclosure Format (Check One):   ☐ Yes    ☒ No

ETRIALS WORLDWIDE, INC.
QUARTERLY REPORT ON FORM 10-QSB
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

PART I – Financial Information

Item 1. Financial Statements

etrials Worldwide, Inc.
Consolidated Balance Sheets
	June 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$13,906,206	$13,792,508
Short-term investments	-	1,448,526
Accounts receivable, net of allowances of $282,891 and $156,500, respectively	4,077,572	5,310,648
Inventory	460,016	554,430
Prepaid expenses and other current assets	479,401	330,082
Total current assets	18,923,195	21,436,194
Property and equipment, net of accumulated depreciation of $4,657,476 and $4,046,551, respectively	1,849,621	2,015,762
Goodwill	8,011,037	8,011,037
Other assets	119,538	119,538

Total assets	$28,903,391	$31,582,531

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$603,239	$720,243
Accrued expenses	2,142,112	1,747,257
Deferred revenue	2,406,540	1,705,544
Bank line of credit and other short-term borrowings	1,515,667	1,312,667
Current portion of capital lease obligations	233,999	429,789
Total current liabilities	6,901,557	5,915,500
Capital lease obligations, net of current portion	9,981	23,956
Long-term borrowings, net of current portion	327,004	250,337
Total liabilities	7,238,542	6,189,793

Commitments and contingencies

Stockholders' equity:
Common stock; $0.0001 par value; 50,000,000 shares authorized at June 30, 2008 and December 31, 2007; and 11,017,879 and 12,579,701 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	1,101	1,258
Additional paid-in capital	55,829,078	55,301,138
Deferred compensation	(7,406)	(18,927)
Accumulated deficit	(34,157,924)	(29,890,731)
Total stockholders' equity	21,664,849	25,392,738

Total liabilities and stockholders' equity	$28,903,391	$31,582,531

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net service revenues	$3,967,121	$5,204,508	$7,675,330	$9,281,516
Reimbursable out-of-pocket revenues	342,111	1,771,180	929,743	2,416,026
Total revenues	4,309,232	6,975,688	8,605,073	11,697,542

Costs and expenses:
Costs of revenues	2,506,432	2,157,285	5,088,085	4,333,588
Reimbursable out-of-pocket expenses	342,111	1,771,180	929,743	2,416,026
Sales and marketing	1,444,402	1,493,491	2,590,828	2,665,375
General and administrative	1,734,387	2,508,920	3,185,435	3,981,396
Research and development	540,817	582,535	1,186,720	1,000,714
Amortization of intangible assets	-	3,801	-	15,199
Total costs and expenses	6,568,149	8,517,212	12,980,811	14,412,298
Operating loss	(2,258,917)	(1,541,524)	(4,375,738)	(2,714,756)

Other income (expense):
Interest expense	(32,502)	(21,700)	(78,768)	(41,031)
Interest income	87,032	242,127	224,040	496,022
Other expense, net	(25,322)	(10,271)	(36,727)	(11,760)
Total other income, net	29,208	210,156	108,545	443,231

Net loss	$(2,229,709)	$(1,331,368)	$(4,267,193)	$(2,271,525)

Net loss per share:
Basic and diluted	$(0.20)	$(0.12)	$(0.39)	$(0.21)
Weighted average common shares outstanding:
Basic and diluted	10,957,753	10,749,450	10,965,664	10,739,721

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Stockholders' Equity
(unaudited)

			Additional
	Common Stock		Paid-In	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at December 31, 2007	12,579,701	$1,258	$55,301,138	$(18,927)	$(29,890,731)	$25,392,738

Stock-based compensation recorded in accordance with SFAS 123R	-	-	683,221	-	-	683,221
Amortization of deferred stock-based compensation	-	-	-	11,521	-	11,521
Cancellation of trigger shares	(1,566,250)	(157)	157	-	-	-
Issuance of restricted common stock	100,000	10	48,446	-	-	48,456
Exercise of employee stock options	2,756	-	5,319	-	-	5,319
Purchase of outstanding common stock	(98,328)	(10)	(209,203)	-	-	(209,213)
Net loss	-	-	-	-	(4,267,193)	(4,267,193)

Balance at June 30, 2008	11,017,879	$1,101	$55,829,078	$(7,406)	$(34,157,924)	$21,664,849

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
	2008	2007
Operating activities
Net loss	$(4,267,193)	$(2,271,525)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	610,925	584,792
Accretion of discount on investments	-	(4,707)
Stock-based compensation expense	743,198	942,180
Provision for allowance for doubtful accounts	126,391	(1,000)
Changes in operating assets and liabilities:
Accounts receivable	1,106,685	(1,042,909)
Prepaid expenses and other assets	(149,319)	(78,334)
Inventory	94,414	(1,037,587)
Accounts payable and accrued expenses	277,851	877,049
Deferred revenue	700,996	(16,544)
Net cash used in operating activities	(756,050)	(2,048,585)

Investing activities
Purchase of property and equipment	(383,968)	(207,040)
Capitalized internal software development costs	(60,818)	(242,794)
Sales of short-term investments, net	1,448,526	4,140,000
Net cash provided by investing activities	1,003,740	3,690,166

Financing activities
Net proceeds from bank line of credit	240,000	474,000
Proceeds from bank equipment and other loans	143,000	608,800
Payments on bank equipment loan	(103,333)	(127,527)
Principal payments on capital leases	(209,765)	(59,062)
Purchase of outstanding common stock	(209,213)	-
Proceeds from issuance of stock options	5,319	91,625
Net cash (used in) provided by financing activities	(133,991)	987,836

Net increase in cash and cash equivalents	113,698	2,629,417
Cash and cash equivalents at beginning of year	13,792,508	11,828,667

Cash and cash equivalents at end of period	$13,906,206	$14,458,084

Supplemental cash flow information:
Cash paid for interest	$67,762	$34,223

Supplemental non-cash investing and financing information:
Purchase of inventory under capital lease	$-	$642,130
See accompanying notes.

etrials Worldwide, Inc.
Notes to Consolidated Financial Statements (unaudited)

1. Organization and Capitalization

etrials Worldwide, Inc.

etrials Worldwide, Inc. (“etrials” or the “Company”) is a leading eClinical solutions provider of a suite of software applications, hosting and professional services to pharmaceutical, biotechnology, medical device, and contract research organizations. The Company’s end-to-end, Web-based eClinical applications work together to coordinate data capture, logistics, patient interaction and trial management through an integrated and comprehensive suite of products, services and hosted solutions.

The Company’s flexible eClinical offerings address the costly and time-consuming clinical trial process of drug development through easy-to-use, adaptable applications that enable more real-time visibility into the state and progress of the clinical trial process. This results in earlier and more dynamic decision-making and ultimately lower cost and shorter time-to-market.

The Company’s operations are subject to certain risks and uncertainties, including among others, rapid technological change, increased competition from existing competitors and new entrants, lack of operating history, and dependence upon key members of the management team. The operating results are also affected by general economic conditions impacting the pharmaceutical industry.

Unaudited Interim Financial Statements

The accompanying consolidated balance sheet as of June 30, 2008, consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 and consolidated statement of stockholders’ equity for the  six months ended June 30, 2008 are unaudited. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements. The information disclosed in the notes to the financial statements for these periods is unaudited. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

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

The Company derives revenues from providing software application-hosting and related services to customers on clinical trial projects. The Company offers its eClinical solutions through an application service provider model. Revenues resulting from our professional services and software application-hosting, which include hosting fees and software usage fees, are generated in three stages of drug development for each clinical trial. The first stage (development and deployment) includes trial and application setup, including design of electronic case report forms and edit checks, investigator site training, and implementation of the system and server configuration. The second stage (study conduct) consists of project management services, application hosting and related professional and support services. The third stage (close out) consists of services required to close out, or lock, the database for the clinical trial and deliver final data sets to the client.

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

The estimated total labor hours of contracts are reviewed and revised periodically throughout the duration of the contracts with an adjustment to revenues from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is reasonably possible that the estimates will change in the near term and could result in a material change. The Company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues. As of June 30, 2008, the Company has not experienced any material losses on uncompleted contracts.

The following summarizes the components of the revenues recognized:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Services	$3,027,528	$3,816,242	$5,798,780	$6,846,443
Software subscriptions and usage fees	596,760	917,379	1,230,402	1,601,509
Hosting fees	342,833	470,887	646,148	833,564
Net service revenues	3,967,121	5,204,508	7,675,330	9,281,516
Reimbursable out-of-pocket revenues	342,111	1,771,180	929,743	2,416,026
Total	$4,309,232	$6,975,688	$8,605,073	$11,697,542

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

Net Loss Per Common Share

Basic and diluted loss per common share was determined by dividing net loss by the weighted average common shares outstanding during the period in accordance with SFAS No. 128, Earnings Per Share (SFAS 128). Dilutive net income per share includes the effects of all dilutive, potentially issuable common shares.

The following common shares and common share equivalents have been excluded from the computation of diluted weighted average shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2008	2007	2008	2007

Unvested restricted common stock	131,250	50,000	131,250	50,000
Unit purchase options	350,000	1,050,000	350,000	1,050,000
Stock options outstanding	1,797,315	2,834,675	1,797,315	2,834,675
Warrants outstanding	-	12,350,000	-	12,350,000

In addition, the 1,566,250 shares of common stock held in escrow as of June 30, 2007 in connection with the reverse acquisition of CEA have been excluded from the computation of basic and diluted loss per share in accordance with SFAS 128.  These shares were cancelled on February 11, 2008.

 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments were as follows:

	June 30	December 31
	2008	2007

Cash	$1,267,755	$371,581
Money market	8,256,529	10,534,730
U.S. agency notes	2,033,573	689,598
Corporate bonds	2,348,349	2,196,599
Total cash and cash equivalents	$13,906,206	$13,792,508

U.S. agency notes	$-	$399,407
Corporate bonds	-	1,049,119
Total short-term investments	$-	$1,448,526

4. Accounts Receivable

Accounts receivable consists of the following:

	June 30	December 31
	2008	2007

Billed accounts receivable	$2,460,393	$3,344,477
Unbilled accounts receivable	1,900,070	2,122,671
Total accounts receivable	4,360,463	5,467,148
Allowance for doubtful accounts	(282,891)	(156,500)

	$4,077,572	$5,310,648

5. Accrued Expenses

Accrued expenses consist of the following:

	June 30	December 31
	2008	2007

Accrued professional fees	$73,857	$171,941
Accrued client reimbursable expenses	410,627	451,614
Accrued other expenses	686,505	528,420
Accrued compensation	659,168	312,619
Accrued vacation	311,955	282,663

	$2,142,112	$1,747,257

Accrued compensation as of June 30, 2008 included $195,025 of expense in connection with the resignation of the prior Chief Financial Officer.  This accrued separation expense is expected to be paid over the next 12 months.

The Company approved an executive bonus plan that provides for qualified compensation to certain executives if certain performance measures are met.  The consideration earned will be paid 50% in cash and 50% in the form of restricted stock.  As of June 30, 2008 the Company has accrued approximately $226,000 under this bonus plan, which is recorded in accrued expenses.

6. Debt

Debt consists of the following:

	June 30	December 31
	2008	2007

Borrowings:
Bank line of credit, with an interest rate of 5.25% and 7.5% at June 30, 2008 and December 31, 2007, respectively	$1,269,000	$1,126,000
Bank equipment loan, with an interest rate of 6.00% and 8.25% at June 30, 2008 and December 31, 2007, respectively	-	20,000
Bank equipment loan, with an interest rate of 5.75% and 8.0% at June 30, 2008 and December 31, 2007, respectively	333,671	417,004
Bank equipment loan, with an interest rate of 5.75% at June 30, 2008	240,000	-

Total borrowings	1,842,671	1,563,004
Bank line of credit and other short-term borrowings	1,515,667	1,312,667

Long-term borrowings, less current portion	$327,004	$250,337

	June 30
	2008

Aggregate future maturities of debt (excluding bank line of credit):
2008 (remaining six months)	$123,333
2009	246,668
2010	163,670
2011	40,000
Thereafter	-

Total	$573,671

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 when a third loan agreement was added and on May 31, 2007 when a fourth loan agreement was added.  The first agreement is a $2,500,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%.  This line of credit has $1,269,000 outstanding as of June 30, 2008 and these borrowings are secured primarily by accounts receivable and other corporate assets.  The second agreement is a $300,000 equipment line of credit which was repaid during the three months ended March 31, 2008.  This loan funded equipment purchases and provides for interest at the bank’s prime rate of interest plus 1.0%. Borrowings under the equipment line of credit were paid over a period of thirty months. The third agreement is a $500,000 equipment loan which has $333,671 outstanding as of June 30, 2008. Borrowings under this equipment loan are being paid over a period of thirty-six months at the bank’s prime rate of interest plus 0.75%. The fourth agreement is a $240,000 equipment line of credit which had the entire $240,000 outstanding as of June 30, 2008. This loan will be available to fund equipment purchases and provides for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit will be paid over a period of thirty-six months. The capital equipment borrowings are secured primarily by the fixed assets that were acquired.   In addition to the loans listed above, the Company has an additional amount of $500,000 available to borrow through the draw down period which expires June 10, 2009, but as of June 30, 2008 has not exercised this option.

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

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007.

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

As of June 30, 2008, the Company had reserved a total of 3,390,203 of its authorized 50,000,000 shares of common stock for future issuance as follows:

	June 30	December 31
	2008	2007

Unit purchase options	350,000	1,050,000
Stock options outstanding	1,797,315	2,754,703
Reserved for future stock option grants	1,242,888	388,255
Common stock warrants outstanding	-	12,350,000

Total shares reserved for future issuance	3,390,203	16,542,958

9. Stock Based Compensation

Effective with the adoption of SFAS No. 123R, Share Based Payments, and the Company has elected to use the Black-Scholes-Merton option pricing model to determine the weighted average fair value of options granted.  The Company has a limited trading history for its common stock as it began trading on the NASDAQ National Market on February 10, 2006.  Accordingly, the Company has determined the volatility for options granted in 2007 based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based upon the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS No. 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS No. 123 permitted companies to record forfeitures based on actual forfeitures.  The weighted-average assumptions utilized to determine the above values are indicated in the following table:

Six Months Ended June 30,
2008
Expected dividend yield	0%
Expected volatility	100%
Risk-free interest rate	2.52%
Expected life (in years)	4

During the six months ended June 30, 2008, the Company recorded $743,198 of stock-based compensation expense, of which $403,993 was related to options issued subsequent to the adoption of SFAS No. 123R.  Another $279,228 was the result of the cancellation of 350,000 shares associated with the former CFO’s resignation on May 31, 2008.  The remaining stock based compensation expense is due to the amortization of previously recorded deferred compensation, for stock options that have continued to be accounted for under APB Opinion No. 25 in accordance with the prospective transition method of SFAS 123R.  As of June 30, 2008, there was $1,355,436 of unrecognized compensation expense related to non-vested share awards issued under SFAS No. 123R that is expected to be recognized over a weighted-average period of 1.52 years.

The following summarizes the activity of the Plan for the three months ended June 30, 2008:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term (years)

Outstanding at December 31, 2007	2,754,703	$3.92
Granted	130,000	2.44
Exercised	(2,756)	1.93
Canceled	(1,084,632)	4.48
Outstanding at June 30, 2008	1,797,315	$3.48	$7,400	4.34

Exercisable at June 30, 2008	1,125,199	$3.15	$7,400	4.51

The total intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 were $4 and $98,170, respectively.

10.  Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of the SFAS 109, Accounting for Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007 the Company had no unrecognized tax benefits which would affect the Company’s effective tax rate.  At June 30, 2008, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.  As of the date of adoption, January 1, 2007 and as of June 30, 2008, the Company had no accrued interest related to uncertain tax positions.

The Company has its tax years of 2003 – 2007 open to examination by federal tax and 2001 – 2007 for state tax jurisdictions.  The Company’s only foreign subsidiary is in the United Kingdom and it has its tax years of 2005 – 2007 open to examination.  The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years are under examination as of June 30, 2008.

The estimated tax rate for etrials Worldwide, Inc. for the quarter ended June 30, 2008 is 34% and 4.51% for federal and state tax purposes, respectively.  It is expected that when the Company is able to utilize its deferred tax assets that the taxable income for the Company will be between $335,000 and $10,000,000.  The federal tax rate used reflects this tax bracket.  The state tax rate is based on the appropriate rates for the states that the Company is currently filing in, net of the federal tax benefit of the state tax deduction.

The Company has a loss through the second quarter and is forecasting additional losses in the third through fourth quarters, resulting in an estimated net loss for financial statement purposes for the year ended December 31, 2008.  Even with the anticipated additions to income for tax purposes, the result will still be a tax loss for the year; therefore, no federal or state income taxes are expected and have not been recorded.

Due to the Company's history of losses from 1995 through 2007, there is not enough evidence at this time to support that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets.  Accordingly, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized.

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

 11.  Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company did not choose to measure any financial assets or liabilities at fair value pursuant to SFAS 159.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161), an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company believes that the adoption of SFAS No. 161 will not have a material effect on its financial position or results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162) which provides a framework for selecting accounting principals to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principals for nongovernmental entities.  The Company does not expect the adoption of SFAS 162 to have any impact on the Company’s consolidated financial statements.  SFAS 162 will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

12. Subsequent Events

The Company's Chief Executive Officer, Eugene "Chip" Jennings resigned on July 8, 2008 as both an officer and director of the Company.  The Company's Vice President of Technology, Chuck Piccirillo, is serving as Interim Chief Executive Officer.

Under a Resignation Agreement negotiated with Mr. Jennings, the Company agreed to pay Mr. Jennings one year’s worth of his base salary, plus payment for any unused vacation time.  The Company also agreed to continue to provide normal benefits for Mr. Jennings during the same twelve month period.  The Company will be evaluating any possible stock related expenses associated with the agreement and accounting for them accordingly during the third quarter.  The Resignation Agreement also provides for liability releases by the Company and Mr. Jennings.

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

Recent Events – Personnel Changes and Repurchase Program

Chuck Piccirillo, our Vice President of Technology, became our Interim Chief Executive Officer in July 2008 and Jay Trepanier, our Vice President of Finance, became our Interim Chief Financial Officer at the end of May 2008.

The Company’s Board of Directors approved a new stock repurchase program in the amount of $1 million to fund stock repurchases through June 30, 2009. The Company will determine when and if the re-purchases are in the long-term interests of our stockholders.  This new program replaces the prior stock repurchase program that expired on June 30, 2008.  Repurchases will be made in compliance with the limitations of securities laws, which limit the timing, volume, price and manner of stock repurchases.

Overview

etrials Worldwide, Inc. is a leading ‘eClinical’ solutions provider of a suite of software applications, hosting and professional services to pharmaceutical, biotechnology, medical device, and contract research organizations. The Company’s end-to-end, Web-based eClinical applications work together to coordinate data capture, logistics, patient interaction and trial management through an integrated and comprehensive suite of products, services and hosted solutions.

The Company’s flexible eClinical offerings address the costly and time-consuming clinical trial process of drug development through easy-to-use, adaptable applications that enable more real-time visibility into the state and progress of the clinical trial process. This results in earlier and more dynamic decision-making and ultimately lower cost and shorter time-to-market. Offered as individual solutions or combined with each other as part of an integrated suite, the Company’s solutions are designed to significantly reduce the time spent collecting and managing clinical trials data, managing clinical trials performance by providing an automated and easy-to-use mechanism to collect and analyze data directly from clinical investigators and patients, turning that data into actionable intelligence. The Company believes that its automated data collection software enables customers to reduce overall clinical trial research costs, enhance existing data quality and greatly reduce the time needed to close a study database.

Industry analysts and commentators predict that global use and adoption of eClinical technologies will continue to see significant growth over the coming years. A 2007 report released by Health Industry Insights (an IDC Company) cites that by the end of 2007, nearly 45% of all new Phase I-III studies were using EDC technology. That same report estimates that the total addressable market for EDC and other eClnical services is expected to grow from a current total of approximately $600M to $1.8B by 2010. Given this high growth opportunity, we are keenly aware of our market potential relative to our comprehensive and integrated application suite and their perfect alignment with the needs of our target customers.

The Company’s focus for 2008 continues to be on transforming the organization through comprehensive re-engineering efforts, which include rebuilding the sales organization, expanding the technologies to automate and improve service delivery capabilities, and repositioning the Company’s solutions to increase penetration in the mid-tier market. The Company’s enhanced sales organization has increased capacity and reach, sustaining and growing the qualified pipeline, and properly positioning the Company’s integrated solution suite to capture an increasing share of its growing demand. The Company’s R&D organization remains focused on developing enabling technologies to enhance service delivery, as well as innovative functional product capabilities. In addition, establishing excellence in service delivery remains a priority. The Company continues to invest in improving our operational effectiveness by strengthening our expertise in project management, software implementation, and clinical knowledge, while applying state-of-the-art implementation practices.

Sources of Revenues

The Company derives revenues from providing software application-hosting and related services to our customers on clinical trial projects. The Company offers its eClinical solutions through an application service provider model. Revenues resulting from the Company’s professional services and software application-hosting, which include hosting fees and software usage fees, are generated in three stages of drug development for each clinical trial. The first stage (development and deployment) includes trial and application setup, including design of electronic case report forms and edit checks, investigator site training, and implementation of the system and server configuration. The second stage (study conduct) consists of project management services, application hosting and related professional and support services. The third stage (close out) consists of services required to close out, or lock, the database for the clinical trial and deliver final data sets to the client.

Services provided during the three phases of clinical trials are typically earned under fixed-price contracts. Although the Company enters into master agreements with each customer, the master agreements do not contain any minimum commitment by customers and contain general terms and conditions.  All services and revenues are covered by separately negotiated addendums called task orders.  Revenues generated from each task order are generally recognized using the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours for each contract. This method is used because management considers total labor hours incurred to be the best available measure of progress on these contracts.

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

Services provided for all three stages are generally on a fixed fee basis as per the budget assumptions specified in the contract. If budget assumptions change, etrials and the client generally agree to a change in scope amendment to the contract. Revenues from services are recognized utilizing the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours for each contract. This method is used because management considers total labor hours incurred to be the best available measure of progress on these contracts. The company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues. As of June 30, 2008, the Company has not experienced any material losses on uncompleted contracts.

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

The Company’s backlog policy is to include in our backlog those customer studies for which we have received written confirmation (including emails) from the customer that includes confirmation of the primary economic terms and in which the customer indicates that our work on the study will begin within six months.  Awarded contracts that are not set to begin work within that six month period are not recorded or recognized as backlog, but may be added to backlog after the award date if either the customer changes the work commencement date or time passes so that the work commencement date falls within the six month window.  Agreement on the principal economic terms and the projected start date is not a contract.  This means that our backlog includes some projects for which we do not have contracts or project work orders signed by customers. The amount of backlog is the total amount of the project budget agreed upon by the client and the Company, less revenue previously recognized by us on each project.  If after an award, the client increases or decreases the dollar amount of projected work, the amount of backlog attributed to that award is adjusted.  Customer delays in conducting clinical trials and the ability of customers to cancel projects without penalty means that our backlog is not a guarantee as to the amount or timing of future revenue.

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

Sales and Marketing - Sales and marketing expenses consist primarily of employee-related expenses, including travel, marketing programs (which include product marketing expenses such as trade shows, workshops and seminars, corporate communications, other brand building and advertising), allocated overhead and commissions. We expect that sales and marketing expenses will increase proportionately as the business grows and as we expand and further penetrate our customer base, expand our domestic and international selling and marketing activities associated with existing and new product and service offerings, build brand awareness and sponsor additional marketing events.

Research and Development - Research and development expenses consist primarily of employee-related expenses, allocated overhead, outside contractors and other outsourcing. We have historically focused our research and development efforts on increasing the functionality, performance and integration of our software products. We expect that in the future, research and development expenses will increase proportionately as the business grows and as we introduce additional integrated software solutions to our product suite. We capitalize certain internal software development costs for new software products and releases, which are incurred during the application development stage and amortize them over the software’s estimated useful life of one to three years. The amortization of such capitalized costs is included in costs of revenues.

General and Administrative - General and administrative expenses consist primarily of employee-related expenses, professional fees, primarily consisting of expenses for accounting, compliance with the Sarbanes-Oxley Act of 2002, and legal services, including litigation, information technology and other corporate expenses and allocated overhead. We expect that in the future our general and administrative expenses will increase in absolute dollars as we add personnel and incur personnel and incur additional costs related to the growth of our business and operations.

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

We offer our eClinical software products through an application service provider model. The revenues generated from services, software subscriptions and usage fees, hosting fees and other fees, in three stages for each clinical trial. The first stage (development and deployment) includes trial and application setup; including design of electronic case report forms and edit checks, investigator site training, implementation of the system and server configuration. The second stage (study conduct) consists of project management services, application hosting and related professional and support services. The third stage (close out) consists of services required to close out, or lock, the database for the clinical trial and deliver final data sets to the client.

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

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. As of June 30, 2008, the Company has not experienced any material losses on uncompleted contracts.

The Company generally does not require collateral as a substantial amount of the revenues are generated from recurring customers. Management performs periodic reviews of the aging of customer balances, the current economic environment and the Company’s industry experience and establishes an allowance on accounts receivable based on these reviews.

The following summarizes the components of our revenues:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Services	$3,027,528	$3,816,242	$5,798,780	$6,846,443
Software subscriptions and usage fees	596,760	917,379	1,230,402	1,601,509
Hosting fees	342,833	470,887	646,148	833,564
Net service revenues	3,967,121	5,204,508	7,675,330	9,281,516
Reimbursable out-of-pocket revenues	342,111	1,771,180	929,743	2,416,026
Total	$4,309,232	$6,975,688	$8,605,073	$11,697,542

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

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on historical results, we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets as of June 30, 2008.

The Company adopted the provisions of FIN 48, an interpretation of the SFAS 109, Accounting for Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007 the Company had no unrecognized tax benefits which would affect the Company’s effective tax rate.  At June 30, 2008, the Company had no unrecognized tax benefits.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net service revenues decreased 23.8% to $3,967,121 for the three months ended June 30, 2008 as compared to $5,204,508 for the three months ended June 30, 2007.  The decrease in revenues is primarily the result of the timing and delay in the start of new studies, as well as the ramp up time associated with newly hired billable operations personnel.   The majority of customer studies included in our backlog usually start within 3-6 months after the award.  Since approximately 40% of a contract’s value is earned during the start-up deployment phase of the clinical trial, the timing of new project starts has a material impact on quarterly revenues.

Reimbursable out-of-pocket revenues and corresponding expenses decreased to $342,111 from $1,771,180 for the three months ended June 30, 2008 and 2007, respectively.  This 80.7% decrease is primarily the result of less diary hardware costs related to new electronic patient diary trials commenced in the three months ended June 30, 2008.  The majority of the Company’s award commitments in the second quarter of 2008 are new studies requiring our IVR and EDC solutions.

Costs of revenues increased 16.2% to $2,506,432 from $2,157,285 for the three months ended June 30, 2008 and 2007, respectively.  This increase was primarily driven by hiring more project-related and operations personnel, which is aligned with our 2008 strategy of process re-engineering, quality initiatives and corporate-wide focus on driving service delivery excellence and customer satisfaction.  As a percentage of net service revenues, costs of revenues increased to 63.2% from 41.5% for the three months ended June 30, 2008 and 2007, respectively.  This percentage increase is due to higher costs and lower revenues during the period.

Sales and marketing costs decreased 3.3% to $1,444,402 from $1,493,491 for the three months ended June 30, 2008 and 2007, respectively.  This decrease was primarily the result of reduced spending on marketing expenses offset partially by increased spending on personnel and related costs, as well as sales travel related to the Company’s strategy of rebuilding a more robust sales organization dedicated to business development and client services groups and driving contract bookings in 2008. As a percentage of net service revenues, sales and marketing costs increased to 36.4% from 28.7% for the three months ended June 30, 2008 and 2007, respectively.

General and administrative costs decreased by 30.9% to $1,734,387 from $2,508,920 for the three months ended June 30, 2008 and 2007, respectively.  This decrease was primarily the result of approximately $1,000,000 associated CEO transition expenses in the second quarter of 2007, as well as patent infringement litigation costs incurred in the second quarter of 2007.  General and administrative expenses for the second quarter of 2008 included approximately $500,000 of expenses resulting from the resignation of the prior CFO, James Clark.  As a percentage of net service revenues, general and administrative expenses decreased to 43.7% from 48.2% for the three months ended June 30, 2008 and 2007, respectively.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life of three years. These costs were zero and $3,801 for the three months ended June 30, 2008 and 2007, respectively.  These costs declined since certain intangible assets were fully amortized in early 2007.

Research and development costs decreased by 7.2% to $540,817 from $582,535 for the three months ended June 30, 2008 and 2007, respectively.  The decrease was primarily attributable to a reduction in employees and timing of software development projects.  As a percentage of net service revenues, research and development expenses increased to 13.6% from 11.2% for the three months ended June 30, 2008 and 2007, respectively.

Other income for the three months ended June 30, 2008 was $29,208 as compared with $210,156 for the three months ended June 30, 2007. The decrease is primarily due to lower interest rates, as well as reduced cash investments.

We experienced a net loss of $2,229,709 compared with net loss of $1,331,368 for the three months ended June 30, 2008 and 2007, respectively.  The net loss for the three months ended June 30, 2008 was caused primarily by decreased revenues and higher cost of services, as well as lower net other income.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net service revenues decreased 17.3% to $7,675,330 for the six months ended June 30, 2008, as compared to $9,281,516 for the six months ended June 30, 2007.  The decrease in net service revenues is primarily the result of timing and delay in the start of new studies.

Reimbursable out-of-pocket revenues and corresponding expenses decreased to $929,743 from $2,416,026 for the six months ended June 30, 2008 and 2007, respectively.  This decrease is primarily the result of less diary hardware costs related to new electronic patient diary trials commenced during the six months ended June 30, 2008.  The majority of these new studies awarded during the second quarter are associated with IVR and EDC projects.

Costs of revenues increased 17.4% to $5,088,085 from $4,333,588 for the six months ended June 30, 2008 and 2007, respectively.  This increase was primarily the result of higher operational personnel costs to align with the Company’s 2008 strategy of re-engineering processes, operational effectiveness and overall focus on delivering superior service delivery and driving high customer satisfaction.  Another significant contributing factor to this increase is cost to ramp up our operational capacity to prepare for delivering on our growing backlog. These costs increased at a higher rate than net service revenues.  As a percentage of net service revenues, costs of revenues increased to 66.3 % from 46.7% for the six months ended June 30, 2008 and 2007, respectively, primarily due to the timing of revenue from new contract starts.

Sales and marketing costs decreased 2.8% to $2,590,828 from $2,665,375 for the six months ended June 30, 2008 and 2007, respectively.  This decrease was primarily the result of reduced spending on marketing expenses offset partially by increased spending on personnel and related costs, as well as sales travel related to the Company’s goal of increasing the personnel we devote to direct sales and new contract bookings during 2008.  As a percentage of net service revenues, sales and marketing costs were 33.8% and 28.7% for the six months ended June 30, 2008 and 2007, respectively.

General and administrative costs decreased by 20.0% to $3,185,435 from $3,981,396 for the six months ended June 30, 2008 and 2007, respectively.  During the first six months of both 2007 and 2008, we incurred substantial transition costs associated with senior executives. During the first six months of 2007, we incurred approximately $1,000,000 in CEO transition costs ($630,000 of stock-based compensation expense in accordance with SFAS 123R and $388,000 related to severance).  During the first six months of 2008, our transition costs were lower than for the same period during 2007, but we incurred approximately $500,000 of CFO transition costs ($279,000 of stock-based compensation expense in accordance with SFAS 123R and $221,000 related to severance).  As a percentage of net service revenues, general and administrative expenses were 41.5 % and 42.9% for the six months ended June 30, 2008 and 2007, respectively.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life of three years. These costs decreased as the assets were fully amortized in 2007. Amortization expense for the six months ended June 30, 2007 was $15,199.

Research and development costs increased by 18.6% to $1,186,720 from $1,000,714 for the six months ended June 30, 2008 and 2007.  The increase was primarily attributable to the Company’s focus on concentrating research and development resources on new automation tools to speed study development and higher costs of contractors retained to accelerate the development of the automation tools. As a percentage of net service revenues, research and development expenses were 15.5% and 10.8% for the six months ended June 30, 2008 and 2007, respectively.

Other income for the six months ended June 30, 2008 was $108,545 as compared with $443,231 for the six months ended June 30, 2007. The decrease is primarily due to lower interest rates, as well as reduced cash investments.

The Company experienced a net loss of $4,267,193 compared with a net loss of $2,271,525 for the six months ended June 30, 2008 and 2007, respectively.  In addition to the lower year over year revenue shortfall, also contributing to this increase in Net Loss was approximately $500,000 in expense associated with CFO transition costs, as well as other overhead related expenses incurred in executing the Company’s 2008 re-engineering strategy.

Liquidity and Capital Resources

The Company’s principal sources of cash have been from revenues generated by the Company’s software application hosting and related services, as well as from proceeds from the issuance of various debt instruments and the sale of equity securities.

At June 30, 2008, the Company had cash, cash equivalents and short-term investments of approximately $13.9 million.  The Company’s cash, cash equivalents and short-term investments decreased by approximately $1.3 million during the six months ended June 30, 2008 primarily due to the operating loss.  The Company’s total current assets decreased by approximately $2.5 million during the same period.   In addition, the second quarter 2008 cash burn decreased to approximately $550,000 compared to approximately $750,000 in the first quarter of 2008.

In the six months ended June 30, 2008 and 2007 operating activities used approximately $756,000 and $2,049,000 of net cash, respectively.  The significant decrease in net cash used in operating activities was primarily due to stock based related expenses and better results in collecting accounts receivable, which resulted in a reduction in $1.3 million in accounts receivable during the first six months of 2008.

In the six months ended June 30, 2008 and 2007, investing activities provided approximately $1 million and $3.7 million of net cash, respectively.  The decrease is primarily attributed to the reduction of net sales of short-term investments offset by increased purchases of property and equipment.

In the six months ended June 30, 2008 financing activities used approximately $134,000 of net cash, whereas in the six months ended June 30, 2007 financing activities provided approximately $988,000 of net cash.  The decrease was primarily the result of a reduction in new borrowing for the six months ending June 30, 2008 compared to June 30, 2007 of approximately $700,000 and approximately $209,000 spent to repurchase 98,328 common shares during the six months ended June 30, 2008.

The Company intends to continue to fund the enhancement and expansion of the etrials eClinical software technologies through both internal development and the acquisition of additional complementary technologies in the future. The Company believes its existing cash, cash equivalents, short-term investments, and cash provided by operating activities and our debt facilities will be sufficient to meet our working capital and capital expenditure needs over the next twelve months. The Company’s future capital requirements will depend on many factors, including the Company’s rate of revenue growth, the expansion of the Company’s marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new services and enhancements to existing services, and the continuing market acceptance of our services. To the extent that existing cash and securities and cash from operations are insufficient to fund the Company’s future activities, including potential acquisitions of complementary eClinical technology companies, the Company may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to the Company or at all.

The Company’s backlog was approximately $22.3 million at June 30, 2008 compared to $19.2 million at December 31, 2007 and $18.1 million at June 30, 2007. The Company’s backlog includes both projects covered by contracts and projects for which customers have provided written confirmation that they have decided to award contracts or work orders to the Company for a specific project.  The increase in backlog since December 31, 2007 is primarily the result of new project bookings during the first two quarters of 2008 of approximately $11.5 million (as compared to $10.6 million during the first half of 2007) offset by approximately $180,000 of project cancellations and a re-classification of approximately $557,007 from backlog to pipeline (as compared to $969,246 of cancellations during the first 2 quarters of 2007) and by net service revenues recognized of approximately $7.7 million during the first 2 quarters of 2008 (as compared to approximately $9.3 million of net service revenues during the first half of 2007).  The Company is including only confirmed written awards that are to start within 6 months or less into backlog.  All other confirmed written awards that the Company does not have clear indication of starting within the next 6 months are held out of the reported backlog numbers. The Company is reporting $11.5 million in YTD new project bookings that is included in backlog, although the Company has another $3.3 million of written award confirmations.  In total, the Company was awarded 35 new contracts for the period: 29 with 7 existing clients and 6 with 2 new clients.

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

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 when a third loan agreement was added and on May 31, 2007 when a fourth loan agreement was added.  The first agreement is a $2,500,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%.  This line of credit has $1,269,000 outstanding as of June 30, 2008 and these borrowings are secured primarily by accounts receivable and other corporate assets.  The second agreement is a $300,000 equipment line of credit which was repaid during the three months ended March 31, 2008.  This loan funded equipment purchases and provides for interest at the bank’s prime rate of interest plus 1.0%. Borrowings under the equipment line of credit were paid over a period of thirty months. The third agreement is a $500,000 equipment loan which has $333,671 outstanding as of June 30, 2008. Borrowings under this equipment loan are being paid over a period of thirty-six months at the bank’s prime rate of interest plus 0.75%. The fourth agreement is a $240,000 equipment line of credit which had the entire $240,000 outstanding as of June 30, 2008.   This loan will be available to fund equipment purchases and provides for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit will be paid over a period of thirty-six months.

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

Item 3.    Controls and Procedures

(a)           Disclosure Controls and Procedures.

The Company has established disclosure controls and procedures to ensure that material information relating to etrials Worldwide, Inc. is made known to the officers who certify the Company financial reports and to other members of senior management and the Board of Directors. Based on their evaluation, the Company’s principal executive and principal financial officers have concluded that disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of June 30, 2008 to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Stockholders held on May 29, 2008, Robert Brill and Kenneth Jennings were re-elected as Directors for three year terms that end when their successors are elected at the Annual Meeting of Stockholders to be held in 2011. The stockholders also adopted, ratified and approved that Ernst & Young serve as the independent registered public accountants, to examine the financial statements of the Company for 2008.

11,322,253 shares of Common Stock were entitled to vote at the annual meeting. A total of 8,670,119 shares of Common Stock were represented at the annual meeting either in person or by proxy. The results were as follows:

PROPOSAL NO. 1. Election of Directors

		Percent of Votes Cast

Robert Brill	6,875,661 votes were cast FOR	79%
	1,794,458 votes were WITHHELD	21%
Kenneth Jennings	6,858,036 votes were cast FOR	79%
	1,812,083 votes were WITHHELD	21%

PROPOSAL NO. 2. Ratification of Ernst & Young

	8,648,359 votes were cast FOR	99%
	20,670 votes were cast AGAINST	.5%
	16,509 votes ABSTAINED	.5%

Item 5.  Other Information.

None.

Item 6.  Exhibits

The Exhibit Index that follows the signature page of the Report is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETRIALS WORLDWIDE, INC.

August 14, 2008	By:	/s/ CHARLES J. PICCIRILLO Charles J. Piccirillo Chief Executive Officer (Principal Executive Officer)

August 14, 2008	By:	/s/ JOSEPH (JAY) F. TREPANIER III Joseph (Jay) F. Trepanier III Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2006).
3.2	Amended and Restated Bylaws, as amended through July 2, 2007. (Incorporated by reference from Annual Report on Form 10-KSB filed March 10, 2008).
4.1	Specimen Common Stock Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.