Form 10-Q/A
period 2008-03-31
ETRIALS WORLDWIDE INC.
filed 2008-11-12
CIK 1268904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to
FORM 10-Q/A

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50531

ETRIALS WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0308891 (I.R.S. Employer Identification No.)
4000 Aerial Center Parkway Morrisville, North Carolina 27560 (Address of principal executive offices)
(919) 653-3400 ( Registrant’s telephone number, including area code )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of November 12 , 2008 was approximately 10,892,853.

ETRIALS WORLDWIDE, INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is filed as Amendment 1 to the Quarterly Report on Form 10-QSB for the quarter ended March 31,2008 filed by etrials Worldwide, Inc. on May 13, 2008 (the "Quarterly Report"). The sole purpose of this amendment is to file as a Form 10-Q and to comply with the requirements in Release No. 33-8876: "Smaller Reporting Company Regulatory Relief and Simplification." etrials Worldwide, Inc. is qualified to file as a Smaller Reporting Company.

This amendment does not change any previously reported financial statements and related footnotes in the previously filed Quarterly Report or reflect any events occurring after the date of filing of the Quarterly Report.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form  10-Q . In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form  10-Q , as well as in our Form 10-KSB filed on March 10, 2008.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided at the end of Item 6. "Management's Discussion and Analysis - Quantitative and Qualitative Disclosures About Market Risk" in the registrant's Form 10-KSB as of December 31, 2007.

Item 4.     Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our principal executive officer and principal financial officer have concluded that we had for the period then ended ineffective disclosure controls and procedures at March 31, 2008 because we filed our quarterly report for the period then ended pursuant to section 13 and 15(d) of the Securities and Exchange Act of 1934 on Form 10-QSB, rather than filing the report on Form 10-Q. By filing the correct form for the quarters ending June 30, 2008 and March 31, 2008, we have remediated this deficiency.  The quarterly report, as amended, does not change any previously reported financial statements and related footnotes for the interim period ended March 31, 2008.

Except as noted above, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.    Risk Factors.

Not required for smaller reporting company.

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

ETRIALS WORLDWIDE, INC.

November 12, 2008	By:	/s/ CHARLES J. PICCIRILLO Charles J. Piccirillo Chief Executive Officer and Director (Principal Executive Officer)

November 12 , 2008	By:	/s/ JOSEPH (JAY) F. TREPANIER III Joseph (Jay) F. Trepanier III Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2006).
3.2	Amended and Restated Bylaws, as amended through July 2, 2007. (Incorporated by reference from Annual Report on Form 10-KSB filed March 10, 2008).
4.1	Specimen Common Stock Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.