Form 10-Q/A
period 2008-06-30
ETRIALS WORLDWIDE INC.
filed 2008-11-12
CIK 1268904

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
4000 Aerial Center Parkway Morrisville, North Carolina 27560 (Address of principal executive offices)
(919) 653-3400 ( Registrant ’s telephone number, including area code )

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

The number of shares outstanding of the Registrant’s common stock as of November 12, 2008 was approximately 10,892,853.

ETRIALS WORLDWIDE, INC.
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A is filed as Amendment 1 to the Quarterly Report on Form 10-QSB for the quarter ended June 30,2008 filed by etrials Worldwide, Inc. on August 14, 2008 (the "Quarterly Report"). The sole purpose of this amendment is to file as a Form 10-Q and to comply with the requirements in Release No. 33-8876: "Smaller Reporting Company Regulatory Relief and Simplification." etrials Worldwide, Inc. is qualified to file as a Smaller Reporting Company.

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

Item 4 .    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on the foregoing evaluation, our principal executive officer and principal financial officer have concluded that we had for the period then ended ineffective disclosure controls and procedures at June 30, 2008 because we filed our quarterly report for the period then ended pursuant to section 13 and 15(d) of the Securities and Exchange Act of 1934 on Form 10-QSB, rather than filing the report on Form 10-Q. By filing the correct form for the quarters ending June 30, 2008 and March 31, 2008, we have remediated this deficiency.  The quarterly report, as amended, does not change any previously reported financial statements and related footnotes for the interim period ended June 30, 2008.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not required for a smaller reporting company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of securities were made during the quarter that were not previously reported on a Current Report on Form 8-K, except for stock option grants in the normal course of the Company’s business.  The following table summarizes our stock repurchase activity for the second quarter of fiscal 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value
		Average	Purchased as	of Shares that
	Total Number	Price	Part of Publicly	May Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
April 1 - April 30,2008	-	-	-	$1,000,000
May 1- May 31,2008	-	-	-	$1,000,000
June 1 - June 30, 2008	98,328	$2.13	98,328	$0

On November 12, 2007, the Company announced a plan to repurchase up to $1,000,000 of the Company's common stock.  The plan expired on June 30, 2008.  A new $1,000,000 plan was approved in July 2008 for purchases through June 30, 2009.

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

ETRIALS WORLDWIDE, INC.

November 12, 2008	By:	/s/ CHARLES J. PICCIRILLO Charles J. Piccirillo Chief Executive Officer (Principal Executive Officer)

November 12, 2008	By:	/s/ JOSEPH (JAY) F. TREPANIER III Joseph (Jay) F. Trepanier III Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2006).
3.2	Amended and Restated Bylaws, as amended through July 2, 2007. (Incorporated by reference from Annual Report on Form 10-KSB filed March 10, 2008).
4.1	Specimen Common Stock Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.