Form 10-Q
period 2008-09-30
ETRIALS WORLDWIDE INC.
filed 2008-11-12
CIK 1268904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50531

ETRIALS WORLDWIDE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0308891 (I.R.S. Employer Identification No.)
4000 Aerial Center Parkway Morrisville, North Carolina 27560 (Address of principal executive offices)
(919) 653-3400 (Registrant’s telephone number, including area code)

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

ETRIALS WORLDWIDE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART I – Financial Information

Item 1. Financial Statements

etrials Worldwide, Inc.
Consolidated Balance Sheets
	September 30,	December 31,
	2008	2007
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$12,169,828	$13,792,508
Short-term investments	-	1,448,526
Accounts receivable, net of allowances of $323,434 and $156,500, respectively	4,647,677	5,310,648
Inventory	146,500	554,430
Prepaid expenses and other current assets	442,860	330,082
Total current assets	17,406,865	21,436,194
Property and equipment, net of accumulated depreciation of $4,929,517 and $4,046,551, respectively	1,868,230	2,015,762
Goodwill	4,016,037	8,011,037
Other assets	119,538	119,538

Total assets	$23,410,670	$31,582,531

Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable	$435,503	$720,243
Accrued expenses	2,249,354	1,747,257
Deferred revenue	2,600,939	1,705,544
Bank line of credit and other short-term borrowings	1,561,668	1,312,667
Current portion of capital lease obligations	241,678	429,789
Total current liabilities	7,089,141	5,915,500
Capital lease obligations, net of current portion	447	23,956
Long-term borrowings, net of current portion	258,670	250,337
Total liabilities	7,348,258	6,189,793

Commitments and contingencies

Stockholders' equity:
Common stock; $0.0001 par value; 50,000,000 shares authorized at September 30, 2008 and December 31, 2007; and 10,892,853 and 12,579,701 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	1,089	1,258
Additional paid-in capital	56,320,552	55,301,138
Deferred compensation	(5,187)	(18,927)
Accumulated deficit	(40,254,042)	(29,890,731)
Total stockholders' equity	16,062,412	25,392,738

Total liabilities and stockholders' equity	$23,410,670	$31,582,531

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Net service revenues	$3,749,828	$4,136,040	$11,425,158	$13,417,556
Reimbursable out-of-pocket revenues	193,333	1,074,690	1,123,076	3,490,716
Total revenues	3,943,161	5,210,730	12,548,234	16,908,272

Costs and expenses:
Costs of revenues	2,591,764	2,370,806	7,679,849	6,704,394
Reimbursable out-of-pocket expenses	193,333	1,074,690	1,123,076	3,490,716
Sales and marketing	1,095,758	969,608	3,686,586	3,634,983
General and administrative	1,768,993	1,673,748	4,954,428	5,655,144
Research and development	413,265	609,184	1,599,985	1,609,898
Impairment of goodwill	3,995,000	-	3,995,000	-
Amortization of intangible assets	-	-	-	15,199
Total costs and expenses	10,058,113	6,698,036	23,038,924	21,110,334
Operating loss	(6,114,952)	(1,487,306)	(10,490,690)	(4,202,062)

Other income (expense):
Interest expense	(26,946)	(52,370)	(105,714)	(93,401)
Interest income	63,184	229,194	287,224	725,216
Other expense, net	(17,404)	(1,985)	(54,131)	(13,745)
Total other income, net	18,834	174,839	127,379	618,070

Net loss	$(6,096,118)	$(1,312,467)	$(10,363,311)	$(3,583,992)

Net loss per share:
Basic and diluted	$(0.56)	$(0.12)	$(0.95)	$(0.33)
Weighted average common shares outstanding:
Basic and diluted	10,902,321	10,826,486	10,944,395	10,768,961

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Stockholders' Equity
(unaudited)

			Additional
	Common Stock		Paid-In	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at December 31, 2007	12,579,701	$1,258	$55,301,138	$(18,927)	$(29,890,731)	$25,392,738

Stock-based compensation recorded in accordance with SFAS 123R	-	-	1,187,955	-	-	1,187,955
Amortization of deferred stock-based compensation	-	-	-	13,740	-	13,740
Cancellation of trigger shares	(1,566,250)	(157)	157	-	-	0
Issuance of restricted common stock	120,000	12	51,043	-	-	51,055
Cancellation of restricted shares	(131,250)	(13)	13	-	-	-
Exercise of employee stock options	2,756	-	5,319	-	-	5,319
Purchase of outstanding common stock	(112,104)	(11)	(225,073)	-	-	(225,084)
Net loss	-	-	-	-	(10,363,311)	(10,363,311)

Balance at September 30, 2008	10,892,853	$1,089	$56,320,552	$(5,187)	$(40,254,042)	$16,062,412

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30
	2008	2007
Operating activities
Net loss	$(10,363,311)	$(3,583,992)

Adjustments to reconcile net loss to net cash used in
operating activities:
Impairment of goodwill	3,995,000
Depreciation and amortization	882,966	896,701
Accretion of discount on investments	-	(4,743)
Stock-based compensation expense	1,252,750	1,200,734
Provision for allowance for doubtful accounts	166,934	(9,500)
Changes in operating assets and liabilities:	-	-
Accounts receivable	496,037	(822,497)
Prepaid expenses and other assets	(112,778)	17,183
Inventory	407,930	(596,954)
Accounts payable and accrued expenses	217,357	22,019
Deferred revenue	895,395	43,252
Net cash used in operating activities	(2,161,720)	(2,837,797)

Investing activities
Purchase of property and equipment	(553,853)	(385,123)
Capitalized internal software development costs	(181,581)	(265,486)
Sales of short-term investments, net	1,448,526	5,365,036
Net cash provided by investing activities	713,092	4,714,427

Financing activities
Net proceeds from bank line of credit	189,000	1,288,000
Proceeds from bank equipment and other loans	240,000	608,800
Payments on bank equipment loan	(171,667)	(221,144)
Principal payments on capital leases	(211,620)	(208,834)
Purchase of outstanding common stock	(225,084)	-
Proceeds from issuance of stock options	5,319	163,564
Net cash (used in) provided by financing activities	(174,052)	1,630,386

Net (decrease) increase in cash and cash equivalents	(1,622,680)	3,507,016
Cash and cash equivalents at beginning of year	13,792,508	11,828,667

Cash and cash equivalents at end of period	$12,169,828	$15,335,683

Supplemental cash flow information:
Cash paid for interest	$110,793	$78,866

Supplemental non-cash investing and financing information:
Purchase of inventory under capital lease	$-	$642,130
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

Unaudited Interim Financial Statements

The accompanying consolidated balance sheet as of September 30, 2008, consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 and consolidated statement of stockholders’ equity for the  nine months ended September 30, 2008 are unaudited. The unaudited financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements. The information disclosed in the notes to the financial statements for these periods is unaudited. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

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

The estimated total labor hours of contracts are reviewed and revised periodically throughout the duration of the contracts with an adjustment to revenues from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is reasonably possible that the estimates will change in the near term and could result in a material change. The Company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues. As of September 30, 2008, the Company has not experienced any material losses on uncompleted contracts.

The following summarizes the components of the revenues recognized:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Services	$2,693,434	$3,117,906	$8,492,214	$9,964,349
Software subscriptions and usage fees	714,104	670,203	1,944,506	2,271,712
Hosting fees	342,290	347,931	988,438	1,181,495
Net service revenues	3,749,828	4,136,040	11,425,158	13,417,556
Reimbursable out-of-pocket revenues	193,333	1,074,690	1,123,076	3,490,716
Total	$3,943,161	$5,210,730	$12,548,234	$16,908,272

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

Cash, Cash Equivalents and Short-term Investments

The Company accounts for its investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents. The Company invests in high quality investments rated at least A2 by Moody’s Investors Service or A by Standard & Poors

Inventory

The Company accounts for electronic patient diaries purchased for future clinical trials, which will be billed to its clients as reimbursable out-of-pocket revenues and expenses, as inventory.  Inventory is valued at the lower of cost or market value and is allocated on an average cost method.  During the three months ended September 30, 2008, the Company wrote down its inventory by approximately $246,000 to its estimated market value.  This charge has been recorded within costs of revenues in the accompanying statement of operations.

Foreign Currency

The financial Statements of the Company’s foreign subsidiary in the United Kingdom are remeasured in accordance with SFAS No. 52, Foreign Currency Translation. The Company determined that the functional currency of its United Kingdom operations is the U.S. dollar.  Assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars at current exchange rates.  Operating results are remeasured into U.S. dollars using the average rates of exchange prevailing during the period.  Remeasurement adjustments for non-functional currency monetary assets and liabilities are included in other expense, net in the accompanying consolidated statements of operations.

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

During the nine months ended September 30, 2008, the Company experienced a significant decline in market capitalization.  In addition, the Company experienced a decline in revenues resulting from, among other things, customer delays and timing of new contracts.  These conditions and their effect on the Company’s current and future financial performance and financial condition indicated a possible impairment of the Company’s recorded goodwill balance as of September 30, 2008 and required the Company to perform an interim impairment analysis to determine whether actual impairment had occurred.  The Company’s goodwill evaluation utilized various valuation techniques, primarily an estimation of the present value of its future cash flows that considered the anticipated revenue and earnings effects of the economic conditions, industry conditions, and conditions specific to the Company described above.  Based on this analysis, the Company determined that goodwill was impaired and recorded an impairment charge of $3,995,000.

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

The following common shares and common share equivalents have been excluded from the computation of diluted weighted average shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2008	2007	2008	2007

Unvested restricted common stock	-	46,875	-	46,875
Unit purchase options	350,000	1,050,000	350,000	1,050,000
Stock options outstanding	1,628,282	2,636,403	1,628,282	2,636,403
Warrants outstanding	-	12,350,000	-	12,350,000

In addition, the 1,566,250 shares of common stock held in escrow as of September 30, 2007 in connection with the reverse acquisition of CEA have been excluded from the computation of basic and diluted loss per share in accordance with SFAS 128.  These shares were cancelled on February 11, 2008.

 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments were as follows:

	September 30	December 31
	2008	2007

Cash	$3,198,347	$371,581
Money market	2,630,147	10,534,730
U.S. agency notes	4,210,022	689,598
Corporate bonds	2,131,312	2,196,599
Total cash and cash equivalents	$12,169,828	$13,792,508

U.S. agency notes	$-	$399,407
Corporate bonds	-	1,049,119
Total short-term investments	$-	$1,448,526

4. Accounts Receivable

Accounts receivable consists of the following:

	September 30	December 31
	2008	2007

Billed accounts receivable	$3,126,781	$3,344,477
Unbilled accounts receivable	1,844,330	2,122,671
Total accounts receivable	4,971,111	5,467,148
Allowance for doubtful accounts	(323,434)	(156,500)

	$4,647,677	$5,310,648

5. Accrued Expenses

Accrued expenses consist of the following:

	September 30	December 31
	2008	2007

Accrued professional fees	$210,600	$171,941
Accrued client reimbursable expenses	500,815	451,614
Accrued other expenses	430,734	528,420
Accrued compensation	796,893	312,619
Accrued vacation	310,312	282,663

	$2,249,354	$1,747,257

Accrued compensation as of September 30, 2008 included $339,644 of expense in connection with the resignation of the prior Chief Financial Officer and Chief Executive Officer.  This accrued separation expense is expected to be paid over the next 10 months.

The Company approved an executive bonus plan that provides for qualified compensation to certain executives if certain performance measures are met.  The consideration earned will be paid 50% in cash and 50% in the form of restricted stock.  As of September 30, 2008 the Company has accrued approximately $157,000 under this bonus plan, which is recorded in accrued expenses.

6. Debt

	September 30	December 31
	2008	2007

Borrowings:
Bank line of credit, with an interest rate of 5.25% and 7.5% at	$1,315,000	$1,126,000
September 30, 2008 and December 31, 2007, respectively
Bank equipment loan, with an interest rate of 6.00% and 8.25%	-	20,000
at September 30, 2008 and December 31, 2007, respectively
Bank equipment loan, with an interest rate of 5.75% and 8.0% at	292,004	417,004
September 30, 2008 and December 31, 2007, respectively
Bank equipment loan, with an interest rate of 5.75% at
September 30, 2008	213,333	-

Total borrowings	1,820,337	1,563,004
Bank line of credit and other short-term borrowings	1,561,667	1,312,667

Long-term borrowings, less current portion	$258,670	$250,337

September 30
2008

Aggregate future maturities of debt (excluding bank line of credit):
2008 (remaining three months)	$61,992
2009	246,672
2010	163,338
2011	33,335

Total	$505,337

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 when a third loan agreement was added and on May 31, 2007 when a fourth loan agreement was added.  The first agreement is a $2,500,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%.  This line of credit has $1,315,000 outstanding as of September 30, 2008 and these borrowings are secured primarily by accounts receivable and other corporate assets.  The second agreement is a $300,000 equipment line of credit which was repaid during the three months ended March 31, 2008.  This loan funded equipment purchases and provides for interest at the bank’s prime rate of interest plus 1.0%. Borrowings under the equipment line of credit were paid over a period of thirty months. The third agreement is a $500,000 equipment loan which has $292,004 outstanding as of September 30, 2008. Borrowings under this equipment loan are being paid over a period of thirty-six months at the bank’s prime rate of interest plus 0.75%. The fourth agreement is a $240,000 equipment line of credit which had $213,333 outstanding as of September 30, 2008. This loan funded equipment purchases and provides for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit will be paid over a period of thirty-six months. The capital equipment borrowings are secured primarily by the fixed assets that were acquired.   In addition to the loans listed above, the Company has an additional amount of $500,000 available to borrow through the draw down period which expires September 10, 2009, but as of September 30, 2008 has not exercised this option.

As a result of the goodwill impairment charge recorded during the third quarter, the lender amended certain restrictive financial covenants related to the outstanding debt such that the Company was in compliance at September 30, 2008.

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

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007.

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

As of September 30, 2008, the Company had reserved a total of 3,540,202 of its authorized 50,000,000 shares of common stock for future issuance as follows:

	September 30	December 31
	2008	2007

Unit purchase options	350,000	1,050,000
Stock options outstanding	1,628,282	2,754,703
Reserved for future stock option grants	1,561,920	388,255
Common stock warrants outstanding	-	12,350,000

Total shares reserved for future issuance	3,540,202	16,542,958

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

Nine Months Ended September 30,
2008
Expected dividend yield	0%
Expected volatility	100%
Risk-free interest rate	3.22%
Expected life (in years)	4

During the nine months ended September 30, 2008, the Company recorded $1,252,750 of stock-based compensation expense. Approximately $743,590 of stock compensation expense relates to the cancellation of 627,500 shares associated with the former CFO’s resignation on May 31, 2008 and the former’s CEO’s resignation on July 8, 2008.  Approximately $13,740 of stock based compensation expense is related to the amortization of previously recorded deferred compensation, for stock options that have continued to be accounted for under APB Opinion No. 25 in accordance with the prospective transition method of SFAS 123R.  As of September 30, 2008, there was $716,790 of unrecognized compensation expense related to non-vested share awards issued under SFAS No. 123R that is expected to be recognized over a weighted-average period of 1.62 years.

The following summarizes the activity of the Plan for the three months ended September 30, 2008:

				Weighted
				Average
		Weighted	Aggregate	Remaining
	Number of	Average	Intrinsic	Contractual
	Shares	Exercise Price	Value	Term (years)

Outstanding at December 31, 2007	2,754,703	$3.92
Granted	457,500	1.79
Exercised	(2,756)	1.93
Canceled	(1,581,165)	4.28
Outstanding at September 30, 2008	1,628,282	$2.97	$-	5.29

Exercisable at September 30, 2008	1,011,546	$-	$-	4.24

The total intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 were $4 and $406,165, respectively.
10.  Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of the SFAS 109, Accounting for Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007 the Company had no unrecognized tax benefits which would affect the Company’s effective tax rate.  At September 30, 2008, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.  As of the date of adoption, January 1, 2007 and as of September 30, 2008, the Company had no accrued interest related to uncertain tax positions.

The Company has its tax years of 2003 – 2007 open to examination by federal tax and 2001 – 2007 for state tax jurisdictions.  The Company’s only foreign subsidiary is in the United Kingdom and it has its tax years of 2005 – 2007 open to examination.  The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years are under examination as of September 30, 2008.

The estimated tax rate for etrials Worldwide, Inc. for the quarter ended September 30, 2008 is 34% and 5% for federal and state tax purposes, respectively.  It is expected that when the Company is able to utilize its deferred tax assets that the taxable income for the Company will be between $335,000 and $10,000,000.  The federal tax rate used reflects this tax bracket.  The state tax rate is based on the appropriate rates for the states that the Company is currently filing in, net of the federal tax benefit of the state tax deduction.

The Company has a loss through the third quarter and is forecasting additional losses in the fourth quarter, resulting in an estimated net loss for financial statement purposes for the year ended December 31, 2008.  Even with the anticipated additions to income for tax purposes, the result will still be a tax loss for the year; therefore, no federal or state income taxes are expected and none have been recorded.

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

At December 31, 2006, the Company no longer qualified to use the cash method of accounting for tax purposes under the Small Business Taxpayer Exemption.  An adjustment was made under IRC Section 481 to convert the Company to the accrual method for tax purposes and since this adjustment was negative, it is included in the 2007 tax return and no deferred tax asset or liability exists for cash to accrual conversion at December 31, 2006.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as in our Form 10-KSB filed on March 10, 2008.

Recent Events – Personnel Changes and Repurchase Program

The Company's Chief Executive Officer, Eugene "Chip" Jennings resigned on July 8, 2008 as both an officer and director of the Company.  The Company's Vice President of Technology, Chuck Piccirillo, is serving as Interim Chief Executive Officer.

Under a Resignation Agreement negotiated with Mr. Jennings, the Company agreed to pay Mr. Jennings his base salary for one year, plus payment for any unused vacation time.  The Company also agreed to continue to provide normal benefits for Mr. Jennings during the same twelve month period.  The Resignation Agreement also provides for liability releases by the Company and Mr. Jennings.

Jay Trepanier was named our permanent CFO and Secretary during the current quarter.

On August 12, 2008, the Company’s Board of Directors announced a stock repurchase program in the amount of $1 million to fund stock repurchases through June 30, 2009.  Under this plan, 13,776 shares were repurchased for $15,872 during the quarter ended September 30, 2008.

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

Industry analysts and commentators predict that global use and adoption of eClinical technologies will continue to see significant growth over the coming years. A 2007 report released by Health Industry Insights (an IDC Company) cites that by the end of 2007, nearly 45% of all new Phase I-III studies were using EDC technology. That same report estimates that the total addressable market for EDC and other eClnical services is expected to grow from a current total of approximately $600 million to $1.8 billion by 2010. Given this high growth opportunity, we are keenly aware of our market potential relative to our comprehensive and integrated application suite and their alignment with the needs of our target customers.

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

Services provided for all three stages are generally on a fixed fee basis as per the budget assumptions specified in the contract. If budget assumptions change, etrials and the client generally agree to a change in scope amendment to the contract. Revenues from services are recognized utilizing the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours for each contract. This method is used because management considers total labor hours incurred to be the best available measure of progress on these contracts. The Company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues. As of September 30, 2008, the Company has not experienced any material losses on uncompleted contracts.

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

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. As of September 30, 2008, the Company has not experienced any material losses on uncompleted contracts.

The Company generally does not require collateral as a substantial amount of the revenues are generated from recurring customers. Management performs periodic reviews of the aging of customer balances, the current economic environment and the Company’s industry experience and establishes an allowance on accounts receivable based on these reviews.

The following summarizes the components of our revenues:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007

Services	$2,693,434	$3,117,906	$8,492,214	$9,964,349
Software subscriptions and usage fees	714,104	670,203	1,944,506	2,271,712
Hosting fees	342,290	347,931	988,438	1,181,495
Net service revenues	3,749,828	4,136,040	11,425,158	13,417,556
Reimbursable out-of-pocket revenues	193,333	1,074,690	1,123,076	3,490,716
Total	$3,943,161	$5,210,730	$12,548,234	$16,908,272

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

During the nine months ended September 30, 2008, the Company experienced a significant decline in market capitalization.  In addition, the Company experienced a decline in revenues resulting from, among other things, customer delays and timing of new contracts.  These conditions and their effect on the Company’s current and future financial performance and financial condition indicated a possible impairment of the Company’s recorded goodwill balance as of September 30, 2008 and required the Company to perform an interim impairment analysis to determine whether actual impairment had occurred.  The Company’s goodwill evaluation utilized various valuation techniques, primarily an estimation of the present value of its future cash flows that considered the anticipated revenue and earnings effects of the economic conditions, industry conditions, and conditions specific to the Company described above.  Based on this analysis, the Company determined that goodwill was impaired and recorded an impairment charge of $3,995,000.

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carryforwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on historical results, we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets as of September 30, 2008.

The Company adopted the provisions of FIN 48, an interpretation of the SFAS 109, Accounting for Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007 the Company had no unrecognized tax benefits which would affect the Company’s effective tax rate.  At September 30, 2008, the Company had no unrecognized tax benefits.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net service revenues decreased 9.3% to $3,749,828 for the three months ended September 30, 2008 as compared to $4,136,040 for the three months ended September 30, 2007.  The decrease in revenues is primarily the result of the fact that we have had fewer active projects to date as compared to prior year.  Although our backlog has grown more than 9% from the end of 2007, until the new awards become active we will not recognize the benefit from a revenue perspective. The majority of customer studies included in our backlog usually start within 4-6 months after the award.  Since approximately 40% of a contract’s value is earned during the start-up deployment phase of the clinical trial, the timing of new project starts has a material impact on quarterly revenues.

Reimbursable out-of-pocket revenues and corresponding expenses decreased to $193,333 from $1,074,690 for the three months ended September 30, 2008 and 2007, respectively.  This 82.0% decrease is primarily the result of less diary hardware costs related to new electronic patient diary trials commenced in the three months ended September 30, 2008.  The majority of the Company’s award commitments in the third quarter of 2008 are new studies requiring our interactive voice response (IVR) and electronic data capture (EDC) solutions.  Also contributing to this decrease is the fact that several of our 2008 contracts now contain the wireless connectivity charges as part of the overall contract value and therefore are no longer a reimbursable expense.

Costs of revenues increased 9.3% to $2,591,764 from $2,370,806 for the three months ended September 30, 2008 and 2007, respectively.   The increase was primarily a result of an inventory adjustment to fair market value of $246,000 to reflect such assets at the lower of cost or market.  As a percentage of net service revenues, costs of revenues increased to 69.1% from 57.3% for the three months ended September 30, 2008 and 2007, respectively.

Sales and marketing costs increased 13.0% to $1,095,758 from $969,608 for the three months ended September 30, 2008 and 2007, respectively.  This increase was primarily the result of an increase in headcount of 2 employees.  As a percentage of net service revenues, sales and marketing costs increased to 29.2% from 23.4% for the three months ended September 30, 2008 and 2007, respectively.

General and administrative costs increased by 5.7% to $1,768,993 from $1,673,748 for the three months ended September 30, 2008 and 2007, respectively.  This increase was primarily the result of additional compensation expense of $341,000.  The compensation increase resulted from approximately $800,000 of expenses in connection with the resignation of the prior CEO, Eugene Jennings, offset by a reduction in compensation costs due to a decrease in headcount.  The net increase in compensation expense was offset by a decrease in professional fees including a reduction in legal expense in connection with patent litigation costs in 2007. As a percentage of net service revenues, general and administrative expenses increased to 47.2% from 40.5% for the three months ended September 30, 2008 and 2007, respectively.

Research and development costs decreased by 32.2% to $413,265 from $609,184 for the three months ended September 30, 2008 and 2007, respectively.  The decrease was primarily attributable to a movement of compensation for Charles Piccirillo from research and development to general and administrative expense as a result of Mr. Piccirillo becoming our interim CEO.  As a percentage of net service revenues, research and development expenses decreased to 11.0% from 14.7% for the three months ended September 30, 2008 and 2007, respectively.

Impairment of goodwill amounting to $3,995,000 was recorded during the three months ended September 30, 2008. During the nine months ended September 30, 2008, the Company experienced a significant decline in market capitalization.  Based on this decline and other conditions, an interim goodwill impairment test was performed pursuant to SFAS 142.   In accordance with this analysis, we determined that goodwill was impaired and recorded an impairment charge of $3,995,000.

Other income for the three months ended September 30, 2008 was $18,834 as compared with $174,839 for the three months ended September 30, 2007. The decrease is primarily due to lower interest rates, as well as reduced cash investments.

We experienced a net loss of $6,096,118 compared with net loss of $1,312,467 for the three months ended September 30, 2008 and 2007, respectively.  The net loss for the three months ended September 30, 2008 was caused primarily by impairment of goodwill of approximately $4 million, decreased revenues and higher cost of revenue as result of an inventory adjustment to fair market value of $246,000 to reflect such assets at the lower of cost or market.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net service revenues decreased 14.8% to $11,425,158 for the nine months ended September 30, 2008, as compared to $13,417,556 for the nine months ended September 30, 2007.  Revenues declined due to timing of new project starts during first nine months of 2008 and lower backlog at the beginning of the period.  Although our backlog increased during the period by more than 9% since year end 2007 and is currently at approximately $21 million, a major factor in the lower year over year revenue is that the majority of these new studies will not start for 4-6 months.  Therefore, the revenue impact from these recent awards is expected to begin in Q4 2008, with the primary impact during 2009.

Reimbursable out-of-pocket revenues and corresponding expenses decreased to $1,123,076 from $3,490,716 for the nine months ended September 30, 2008 and 2007, respectively.   This substantial decrease is primarily the result of less diary hardware costs related to new electronic patient diary trials commenced in the nine months ended September 30, 2008.  The majority of the Company’s award commitments in 2008 have been new studies requiring our IVR and EDC solutions.  Also contributing to this decrease is the fact that several of our 2008 contracts now contain the wireless connectivity charges as part of the overall contract value and therefore are no longer a reimbursable expense.

Costs of revenues increased 14.5% to $7,679,849 from $6,704,394 for the nine months ended September 30, 2008 and 2007, respectively.  This increase was primarily the result of higher operational personnel costs to align with the Company’s 2008 strategy of re-engineering processes, operational effectiveness and overall focus on delivering superior service delivery and driving high customer satisfaction.  Another significant contributing factor to this increase is cost to ramp up our operational capacity to provide services for new projects included in our growing backlog. These costs increased at a higher rate than net service revenues.  In addition, the cost of revenue in 2008 includes an inventory adjustment to fair market value of approximately $246,000 to reflect such assets at the lower of cost or market.  As a percentage of net service revenues, costs of revenues increased to 67.2% from 50.0% for the nine months ended September 30, 2008 and 2007, respectively, primarily due to the timing of revenue from new contract starts.

Sales and marketing costs increased 1.4% to $3,686,586 from $3,634,983 for the nine months ended September 30, 2008 and 2007, respectively.  This increase was primarily the result of an increase of personnel costs of $566,000 offset by a reduction in trade show, public relations and advertising expense of $503,000.  As a percentage of net service revenues, sales and marketing costs were 32.3% and 27.1% for the nine months ended September 30, 2008 and 2007, respectively.

General and administrative costs decreased by 12.4% to $4,954,428 from $5,655,144 for the nine months ended September 30, 2008 and 2007, respectively.  The decrease was attributed to a reduction in accounting and legal fees of approximately $810,000 related to Sarbanes Oxley and patent infringement litigation, offset by an increase in the allowance for doubtful account and an increase in executive transition costs of $470,000. As a percentage of net service revenues, general and administrative expenses were 43.4 % and 42.1% for the nine months ended September 30, 2008 and 2007, respectively.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life of three years. These costs decreased as the assets were fully amortized in 2007. Amortization expense for the nine months ended September 30, 2007 was $15,199.

Research and development costs decreased by 0.6% to $1,599,985 from $1,609,898 for the nine months ended September 30, 2008 and 2007.  Contributing to this difference was the movement of compensation for Charles Piccirillo from research and development to general and administrative expense as a result of Mr. Piccirillo becoming our interim CEO.  As a percentage of net service revenues, research and development expenses were 14.0% and 12.0% for the nine months ended September 30, 2008 and 2007, respectively.

Impairment of goodwill amounting to $3,995,000 was recorded during the three months ended September 30, 2008. During the nine months ended September 30, 2008, the Company experienced a significant decline in market capitalization.  Based on this decline and other conditions, an interim goodwill impairment test was performed pursuant to SFAS 142.   In accordance with this analysis, we determined that goodwill was impaired and recorded an impairment charge of $3,995,000.

Other income for the nine months ended September 30, 2008 was $127,379 as compared with $618,070 for the nine months ended September 30, 2007. The decrease is primarily due to lower interest rates, as well as reallocation of short-term investments to lower risk bank and money market accounts.

The Company experienced a net loss of $10,425,311 compared with a net loss of $3,583,992 for the nine months ended September 30, 2008 and 2007, respectively.  The net loss for the nine months ended September 30, 2008 was caused primarily by the impairment of goodwill of approximately $4 million.  In addition, a decline in net service revenue of approximately $2 million is also a contributing factor for this unfavorable variance.  The revenue decline was partially offset by 9.8% reduction in our year over year operating expenses, excluding the impairment of goodwill.

Liquidity and Capital Resources

The Company’s principal sources of cash have been from revenues generated by the Company’s software application hosting and related services, as well as from proceeds from the issuance of various debt instruments and the sale of equity securities.

At September 30, 2008, the Company had cash, cash equivalents and short-term investments of approximately $12.2 million.  The Company’s cash, cash equivalents and short-term investments decreased by approximately $1.6 million during the nine months ended September 30, 2008.

In the nine months ended September 30, 2008 and 2007 operating activities used approximately $2.2 and $2.8 million of net cash, respectively.  The decrease in net cash used in operating activities was primarily due to better results in collecting accounts receivable, a reduction in inventory and an increase in deferred revenue, offset by an increase in other operating expenses.

In the nine months ended September 30, 2008 and 2007, investing activities provided approximately $713,000 and $4,714,000 of net cash, respectively.  The decrease is primarily attributed to the reduction of net sales of short-term investments offset by increased purchases of property and equipment.

In the nine months ended September 30, 2008 financing activities used approximately $174,000 of net cash, whereas in the nine months ended September 30, 2007 financing activities provided approximately $1.6 million of net cash.  The decrease was primarily the result of a reduction in new borrowing for the nine months ending September 30, 2008 compared to September 30, 2007 of approximately $1.5 million and approximately $225,000 spent to repurchase 112,104 common shares during the nine months ended September 30, 2008.

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

           The Company’s backlog was approximately $21.0 million at September 30, 2008 compared to $19.2 million at December 31, 2007 and $18.7 million at September 30, 2007. The Company’s backlog includes both projects covered by contracts and projects for which customers have provided written confirmation that they have decided to award contracts or work orders to the Company for a specific project.  The increase in backlog since December 31, 2007 is primarily the result of new project bookings during the first three quarters of 2008 of approximately $19.3 million (as compared to $15.5 million during the first nine months of 2007).  The Company is including only confirmed written awards that are to start within 6 months or less into backlog.  All other confirmed written awards that the Company does not have clear indication of starting within the next 6 months are held out of the reported backlog numbers. The Company is reporting $15.2 million in year to date new project bookings that is included in backlog, although the Company has another $4.1 million of written award confirmations.  In total, the Company was awarded 14 new contracts for the period: 11 with existing clients and 3 with new clients.

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

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 when a third loan agreement was added and on May 31, 2007 when a fourth loan agreement was added.  The first agreement is a $2,500,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%.  This line of credit has $1,315,000 outstanding as of September 30, 2008 and these borrowings are secured primarily by accounts receivable and other corporate assets.  The second agreement is a $300,000 equipment line of credit which was repaid during the three months ended March 31, 2008.  This loan funded equipment purchases and provides for interest at the bank’s prime rate of interest plus 1.0%. Borrowings under the equipment line of credit were paid over a period of thirty months. The third agreement is a $500,000 equipment loan which has $292,004 outstanding as of September 30, 2008. Borrowings under this equipment loan are being paid over a period of thirty-six months at the bank’s prime rate of interest plus 0.75%. The fourth agreement is a $240,000 equipment line of credit which had $213,333 outstanding as of September 30, 2008.   This loan funded equipment purchases and provides for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit will be paid over a period of thirty-six months.

Working capital borrowings are secured primarily by our accounts receivable while capital equipment borrowings are secured by the fixed assets that were acquired. Under the terms of these credit lines, we are required to comply with certain financial covenants. As a result of the goodwill impairment charge recorded during the third quarter, the lender amended certain restrictive financial covenants related to the outstanding debt such that the Company was in compliance at September 30, 2008. To the extent we are unable to satisfy the covenants in the future, we will need to obtain waivers to avoid being in default of the terms of these credit lines. If an unwaived default occurs, the bank may require that we repay all amounts then outstanding. We expect that we will have sufficient resources to fund any amounts which may become due under these credit lines as a result of a default by us or otherwise. However, any amounts which we may be required to repay prior to a scheduled repayment date would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents are invested with highly-rated financial institutions in North America with the primary objective of preservation of principal.  When purchased, the investments generally have a maturity of less than 3 months.  Interest income on certain of these investments is subject to interest rate risk and interest income will fall if market interest rates decrease.  To minimize market risk, we invest primarily in money market funds and bank certificates of deposit.  All of our investments at September 30, 2008 met these criteria.  Due to the conservative nature of these investments, we do not believe we have a material exposure to interest rate risk.

There have been no material changes in other market risk from the information provided at the end of Item 6. "Management's Discussion and Analysis - Quantitative and Qualitative Disclosures About Market Risk" in the registrant's Form 10-KSB as of December 31, 2007.

Item 4.     Controls and Procedures

(a)           Disclosure Controls and Procedures.

The Company has established disclosure controls and procedures to ensure that material information relating to etrials Worldwide, Inc. is made known to the officers who certify the Company financial reports and to other members of senior management and the Board of Directors. Based on their evaluation, the Company’s principal executive and principal financial officers have concluded that disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective as of September 30, 2008 to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.   Risk Factors.

Not required for Smaller Reporting Company

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of securities were made during the quarter that were not previously reported on a Current Report on Form 8-K, except for stock option and restricted stock grants for compensation purposes in the normal course of the Company’s business. The following table summarizes our stock repurchase activity during the third quarter of 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value
		Average	Purchased as	of Shares that
	Total Number	Price	Part of Publicly	May Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
July 1 - July 31,2008	-	-	-	$1,000,000
August 1 - August 31,2008	-	-	-	$1,000,000
September 1 - September 30, 2008	13,776	$1.15	13,776	$984,128

On August 12, 2008, the Company announced a plan to repurchase up to $1,000,000 of the Company’s common stock through June 30, 2009. The Company will determine when and if the re-purchases are in the long-term interests of our stockholders.  This new program replaces the prior stock repurchase program that expired on June 30, 2008.  Repurchases will be made in compliance with the limitations of securities laws, which limit the timing, volume, price and manner of stock repurchases.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

               None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

The Exhibit Index that follows the signature page of the Report is hereby incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ETRIALS WORLDWIDE, INC.

November 12, 2008	By:	/s/ CHARLES J. PICCIRILLO Charles J. Piccirillo Chief Executive Officer (Principal Executive Officer)

November 12, 2008	By:	/s/ JOSEPH (JAY) F. TREPANIER III Joseph (Jay) F. Trepanier III Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference from Registration Statement No. 333-110365 on Form S-4 filed October 28, 2006).
3.2	Amended and Restated Bylaws, as amended through July 2, 2007. (Incorporated by reference from Annual Report on Form 10-KSB filed March 10, 2008).
4.1	Specimen Common Stock Certificate of Registrant (Incorporated by reference from Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003).
10.20	2008 Executive Incentive Bonus Plan (Incorporated by reference from exhibit 99.1 to Current Report on Form 8-K filed March 31, 2008).
10.21	Employment Agreement dated as of October 7, 2008 between etrials, Inc. and Charles Piccirillo (Incorporated by reference from exhibit 99.1 to Current Report on Form 8-K filed October 31, 2008).
10.22	Employment Agreement dated as of October 7, 2008 between etrials, Inc. and Joseph Trepanier (Incorporated by reference from exhibit 99.2 to Current Report on Form 8-K filed October 31, 2008).
10.23	Seventh Modification Agreement dated as of May 31, 2008 between and among the Company, etrials, Inc., etrials Worldwide Limited and RBC Centura Bank. *
10.24	Eighth Modification Agreement dated as of November 5, 2008 between and among the Company, etrials, Inc., etrials Worldwide Limited and RBC Centura Bank. *
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.