Form 10-K
period 2008-12-31
ETRIALS WORLDWIDE INC.
filed 2009-03-11
CIK 1268904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
Or
☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-50531

ETRIALS WORLDWIDE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0308891 (I.R.S. Employer Identification No.)
4000 Aerial Center Parkway Morrisville, North Carolina 27560 (Address of principal executive offices) (Zip Code)
(919) 653-3400 (Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act: Common Stock, par value $.0001 per share

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was $12,290,536 (based on the closing sale price of $1.85 per share).

The number of shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding as of March 3, 2009 was 10,767,520.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on June 2, 2009 are incorporated by reference into Part III.

ETRIALS WORLDWIDE, INC.
ANNUAL REPORT ON

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

Table of Contents

i

PART I

Item 1. DESCRIPTION OF BUSINESS

This Business section and other parts of this Report contain forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in "Item 1A. Risk Factors,” “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Certain Factors That May Affect Future Results," and elsewhere in this Report.

Overview

etrials Worldwide, Inc. (“etrials” or the “Company” or “we” or “us” or “our” or similar words) is a provider of eClinical software technology and services to pharmaceutical, biotechnology, medical device, and contract research organizations, or CROs.  We offer a broad range of clinical trial technology and services including electronic data capture, handheld devices, and interactive voice and Web response software, which is designed to speed and improve the process of collecting data in clinical trials performed for drug and medical device development.  Our primary focus is on the costly and time-consuming clinical trial phase of drug development.  We provide pharmaceutical, biotechnology, medical device companies and CROs with integrated software technology and services designed to significantly reduce the time spent collecting clinical trials data, and managing clinical trials performance, using an automated and easy-to-use mechanism to collect data directly from clinical investigators and patients. We believe that our automated data collection software enables our customers to reduce overall clinical trial research costs, enhance data quality and reduce the time it takes to close a study database.

History and Merger

Our subsidiary, etrials, Inc., which operates our business, was incorporated in 1999 in the State of Delaware under the name Pharmacentric Technologies, Inc., for the purpose of managing certain assets acquired from Persimmon IT, Inc.  In March 2000, Pharmacentric acquired Expidata, and in January 2003, Araccel Corporation merged into etrials, Inc. Araccel primarily provided eClinical electronic patient reported outcomes or ePRO solutions that capture, analyze, distribute, manage and report clinical trial data from patients.  Prior to the merger with Araccel, etrials, Inc. was in the business of primarily providing electronic data capture, or EDC software and services for clinical trials.

CEA Acquisition Corporation was incorporated in Delaware in October 2003 as a blank check company, the objective of which was to effect a merger, capital stock exchange, asset acquisition or other similar business combination in the entertainment, media and communications industry.  In February 2004, CEA consummated an initial public offering (the “Offering”) and raised net proceeds of $21,390,100.  In February 2006, etrials Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of CEA, consummated a merger with etrials in which etrials became CEA’s wholly owned subsidiary. At that time CEA changed its name to etrials Worldwide, Inc.

General

etrials is a single source global provider of each of the three key clinical software technologies used to optimize the clinical trial process – EDC, interactive voice and Web response  systems or IVRS/IWRS, and electronic patient diaries, or eDiary – along with professional services and support as part of an integrated or individual software as a service or SaaS platform.

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

Value Proposition

Recognizing that successful clinical trials rely on the speed in which actionable decisions can be made, etrials provides innovative data collection, end-to-end trial visibility and tightly managed control mechanisms that:

•	Capture clinical and patient reported information through multiple modalities, including the Web, PDAs, smartphones, tablet PCs, and phones;

•	Integrate clinical trial information from different sources such as labs, ECG/EKG, diagnostic images, in-home testing devices such as blood glucose monitors and other sources;
•	Provide centralized control and management of the trial, at the site and patient levels to enhance data quality;
•	Provide an integrated solution of eClinical services, technologies (EDC, IVR and ePRO) and expertise that provides our clients real time visibility into and across the clinical trial process; and
•	Offer value-added services such as consultative program development, project management, training options, hosting services, in-house help desk support, ad hoc reporting, and medical coding.

etrials supports these value propositions by leveraging the following key strengths:

Advanced Solutions on an Integrated Platform
etrials is one of a limited number of eClinical technology vendors that offer a fully integrated eClinical solution to meet complex data collection requirements from a secure and centralized system.

Experience
As an experienced industry leader, etrials has facilitated more than 900 trials involving more than 400,000 patients in over 70 countries. Approximately 42 of those studies resulted in approximately 14 new drug and regulatory approvals. Having partnered with more than 100 different clients, etrials intends to lead the way towards future industry innovations such as Adaptive Clinical Trials and integration between eClinical and electronic health records and disease management.

Process Excellence
From fast study start-up to strategic implementation of mid-study changes, our project teams have deep clinical research knowledge and technical expertise necessary for effective and efficient management of our clients’ clinical trials.

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

etrials’ eClinical solutions include:

●
EDC. etrials’ EDC is a Web-based, globally proven solution for collecting, managing, and analyzing real-time clinical trial information. Our EDC solution allows clinicians, researchers and business executives to drive data quality and make more informed decisions faster by more effectively managing and monitoring trial progress, site and clinical research associate performance, compliance, and data reconciliation virtually in real-time.

With etrials’ configurable electronic case report forms, or eCRF, study information is more accurate, timely and accessible, for better collaboration and communication. The Company’s dynamic business process engine supports multiple workflows and ensures that information collected in the field is verified and complete. Real-time reporting supports adaptive study designs by enabling integration of study information and knowledge as the trial progresses.

●
eDiary. etrials’ eDiary is a multiple modality electronic patient reported outcomes, or ePRO solution for patient intelligence. Sponsors can drive high compliance and data quality across different therapeutic areas, patient populations, and global locations, while ensuring optimal control, simplicity, reporting and flexibility.

etrials’ eDiaries minimize problems associated with paper-based collection such as patient compliance, transcription errors and limited data analysis. Information is stored on the local device (handheld, tablet, or smartphone) and a central database through wired and wireless connectivity.

●
IVRS/IWRS. etrials' IVRS/IWRS solutions go well beyond traditional IVRS systems, providing a powerful trial and site monitoring and control tool. Real-time patient enrollment, dynamic randomization and comprehensive drug supply management systems are accessible via a single, convenient site logistics administration console.

The solution enables sponsors to easily manage site or stratum-based patient enrollment, the compliance of sites and subjects, and what supplies have shipped.

Technology Platform. The etrials eClinical Software-as-a-Service or SaaS Web-based platform is more capable of meeting the diverse needs of each clinical trial than traditional enterprise software. Our SaaS architecture, built on an Oracle foundation, enables our customers to focus their time on managing their trials and not on running servers, databases and applications. This model reduces the costs associated with deploying a clinical trial. All etrials’ solutions include design, testing, and deployment to enable its customers to rapidly conduct and closeout their studies. These supporting applications are essential to etrials’ subscription licensing strategy and software services.

Professional Services. To support the on-going implementation of our technology solutions throughout the course of our clients’ clinical trials, we offer our customers services that include; software implementation, project management, training, system performance and maintenance, knowledge transfer, and global customer support.

●
Software implementation. We develop with our client database specifications, design the screen forms and backend data structure, determine the data transformations and configure the required infrastructure, including both hardware and communications systems.

●
Project management. When awarded a project, etrials will assign an experienced project team to the initiative, led by an expert clinical project manager. The team works closely with clients to develop project specifications and to understand the expectations for etrials’ conduct of the proposed project. Ongoing management of the technical aspects of a clinical trial is provided, from start-up, to deployment, to conduct and close-out.

These services typically involve consulting and managing how the technology and services are used in the clinical trial. Project managers also monitor the study’s budgeted hours, ensure milestones are hit, and coordinate changes to the database when necessary.

●
Training. etrials’ training staff provides on-site investigator training courses, online training modules, Web-based instructor-led training and train-the-trainer options to ensure investigator sites and clinical researchers are effectively educated in the use of our software.

●
System performance and maintenance. etrials’ provides a holistic solution, ensuring business continuity, resiliency and security. etrials has invested heavily to help clients attain the peak performance their clinical trials require to always be running quickly, efficiently and in a security-rich and industry-compliant environment.

Recognizing our clients’ critical need to access trial data at any time and from virtually any location around the world, etrials’ has assembled a highly talented team of IT professionals to support their clinical trial environments.

●
Knowledge transfer. For those clients who want to internalize the design and management of their clinical studies, this consulting service trains their staff in the use of the design software and the steps involved in deploying trials.

●
Global customer support. We provide support 24 hours a day and seven days a week through our global in-house help desk for the investigator sites, research staff and other system users accessing the software.

Technology Acquisitions

We have in the past acquired new software technologies through acquisitions of all or part of other companies.

In April 2004, we acquired from Authentrics, Inc. IVRS software and certain other assets in exchange for 24,538 shares of etrials common stock. Authentrics also agreed to provide certain consulting services related to the use, implementation, and deployment of the IVRS technology for which we agreed to pay $360,000 to Authentrics.

In April 2005, we purchased from Quintiles Transnational Corp., certain EDC software and clinical trial management software, or CTMS, as well as Quintiles’ customer backlog related to such software products. In exchange, we granted Quintiles a license to such software and other etrials clinical trial software. We also issued Quintiles 139,048 shares of our common stock.

In August 2005, MiniDoc AB and etrials Worldwide, Inc. entered into an exclusive license agreement granting exclusive rights from MiniDoc to us for the MiniDoc Diary Software and the intellectual property rights underlying the MiniDoc Diary Software. MiniDoc retained a right to make, use and sell the licensed intellectual property, without any right to transfer or sublicense it to others.

We might, in the future, also acquire other companies that have software or services that we can cross-sell to our existing customers or that have customers to which we can sell our existing products and services. Examples of products and services we might acquire to sell to our existing customers include: clinical trial site payment technology, safety database technology; adverse event reporting services, and eSubmissions technology and services.  There can be no assurance that such future acquisitions will be available on terms acceptable to us or that any acquisition will be successful.

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

Research and development expenditures were approximately $2.1 million and $2.2 million for the years ended December 31, 2008 and 2007, respectively.

Business Segments and Geographic Information

We conduct our operations through offices in the United States and the United Kingdom. We view our operations and manage our business as one operating and reporting segment, based on the guidance included in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”.

Customers

We have an established base of clients who are transitioning from paper processes to electronic clinical trials and, using licensed software and technical services from etrials. Additionally, we license software to numerous CROs. The United States Food and Drug Administration or FDA, has accepted trials using our eClinical software, and these trials have resulted in successful regulatory approvals for clients.

During the years ending December 31, 2008 and 2007, we had two customers who comprised approximately 28% and 29% of our revenues, respectively.

Customers individually representing greater than 10% of our revenues are as follows:
	Percent of Revenues
	December 31
	2008	2007

Wyeth	14.2%	18.6%
Sucampo Pharmaceuticals, Inc	13.7%	*
Johnson & Johnson	*	10.0%

Total	27.9%	28.6%

* Less than 10%

Although we enter into master agreements with each customer, the master contracts do not contain minimum revenue commitments. Services and revenues are covered by separately negotiated addendums called task orders. See Risk Factor (15) about risks related to customer cancellations and delays and their effect on our revenue.

Our customers are companies in the life science industry, including pharmaceutical, biotechnology and medical device organizations, as well as CROs. The needs and sales approaches are unique depending on the focus of each segment; therefore, we have two sales channels, direct and value added reseller, to support our bookings and revenue targets.

In late 2007, our Sponsor Business Development Group began deploying a consultative solution sales methodology directed toward key buyers and influencers at clinical trial sponsor organizations (pharmaceutical, biotechnology and medical devices) running Phase I through Phase IV clinical trials. These customers typically work in one therapeutic area (e.g., cardiology, oncology, etc.), in large or mid-sized pharmaceutical, biotechnology or medical device manufacturers. These clinical trials are highly regulated and require strict adherence to U.S and international guidelines. Sales through this direct channel currently represent the largest share of our total revenue.

 The CRO Business Development Group focuses on establishing and working with CRO partners to position etrials technology and service solutions as part of the CRO’s outsourced client trial management services. etrials sells per-project and / or enterprise subscription agreements to CROs that use the technology in the work they do for pharmaceutical companies.

The eClinical market is in a period of rapid growth. EDC use has doubled since 2005 to nearly half (45%) of all clinical trials. In a 2007 report published by Health Industry Insights (an IDC Company), investment in EDC will see compound growth at an annual rate of 14%, totaling more than $3.1billion by 2011. By 2009, global spending on EDC technology alone is expected to exceed $500.0 million. These numbers do not include the other two core clinical technologies that etrials offers – ePRO or IVRS. Our own market research indicates that 60% of our customers utilize more than one of the three primary eClinical technologies within etrials’ product portfolio.

We believe these market factors, along with competitor product deficiencies, the negative financial and cash position of many competitors and the M&A activity in our segment are strong indicators for solid growth and market share gain in 2009 and beyond. Indeed, etrials also is one of the few proven and fully integrated eClinical deployment models available in the marketplace today. This is a growing trend and requirement for our customers.  Accordingly, we believe our opportunity to cross-sell and up-sell new solutions to existing clients is extremely positive.

We routinely customize our technology and services to the specific needs of each clinical trial. Therefore, both the sales process and the build and deployment process are complex. Our average sales cycle is approximately six months for new clients. The size of contracts, including software subscription and usage, hosting, hardware devices and professional technical services, varies widely, but ranges from $50,000 for single, very small trials for certain technology offerings to multi-million dollar contracts for master service agreements and very complex trials for all three core technologies and services.

Competition

The market for eClinical technologies is disjointed, with many companies providing partial solutions for different parts of the drug development process, but few offering a robust set of each of the three major technologies in-house that is needed to reach across all key endpoints of the clinical trial process. Most competitors in the market offer individual products that cover one or two of the three main eClinical technologies – EDC, IVRS, and ePRO. They supplement their products with strategic partnerships to fill in the missing technologies.  During 2008, we viewed six companies as major competitors to our EDC software and services, three companies as major competitors to our ePRO patient diaries software and services, and seven companies as major competitors to our IVRS software and services.

One of our primary competitive advantages is having an integrated offering that may be tailored to meet our client’s specific clinical trial challenges. We believe this will allow our clients to more efficiently make important decisions about their clinical trials, which will both save our clients substantial expenses and decrease the time required to bring new products to market. This in turn accelerates our clients’ ability to generate revenues.

We also compete with the traditional paper processes that have long been used to collect data in clinical trials. While usage of clinical trial technologies is projected to see a sharp increase over the next several years, a significant number of paper-based clinical trial processes are still be utilized today. We believe this represents both competition and an opportunity to increase our business.

The eClinical industry has grown rapidly in recent years.  Many industry analysts predict consolidation will reduce the number of vendors.  Commoditization of eClinical technologies could result in etrials having to reduce prices and/or operating margins and loss of market share. Competitors vary in size and in the number of products and services they offer to the market, and might include CROs or drug companies that have developed their own internal technology solutions.

Our competitive advantage will depend on, among other things:

●	Our ability to increase market share by convincing clients that our integrated products and services offer a better solution than non-integrated offerings of larger competitors;

●	Our ability to penetrate the mid market segment with an expanded sales presence and new strategic positioning;

●	Our ability to ensure high levels of on-going customer service and support through operational excellence initiatives;

●	Our ability to maintain a technological edge through robust product development, business partnerships, mergers and/or acquisitions; and

●	Our ability to successfully sell and prove the value of our consultative eClinical solutions.

We believe that we compete favorably with other vendors on the basis of these factors. Some of our competitors and potential competitors have more market share, are more established, and have significantly greater resources. Our current or prospective competitors might not offer or develop products or services that are superior to, or that achieve greater market acceptance than, our products and services.

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

Over the past several years, etrials has made numerous changes in our product names. Our strategy with respect to our trademark portfolio might not be adequate to secure or protect and intellectual property. Our means of protecting these proprietary rights might not be adequate and our competitors might independently develop similar technology.

The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. We and other companies in our industry have entered into settlements and obtained licenses from patent holders, including from those who do not conduct active businesses.  Our technologies may not be able to withstand third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing etrials’ business plan. In addition, etrials’ agreements often require us to indemnify our clients for third-party intellectual property infringement claims. An adverse determination on such a claim would increase our costs and could also prevent etrials from offering our technologies and services to others.

While we do not believe that our products, trademarks, copyrights, or other proprietary rights infringe the proprietary rights of third parties, third parties might assert infringement claims against us in the future with respect to current or future products. Further, etrials expects that we might become subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, etrials hires employees and retains consultants who have worked for independent software vendors or other companies developing products similar to those offered by us. Such vendors or companies may claim that etrials’ products are based on their products and that etrials has misappropriated their intellectual property. Any such claims, with or without merit, could cause a significant diversion of management attention, result in costly and protracted litigation, cause product shipment delays or require etrials to enter into royalty or licensing agreements with third parties. Such royalty or licensing agreements, if required, might not be available on terms acceptable to etrials or at all, which would have a material adverse effect upon our business and financial position.

We are not aware of any current infringement legal actions against companies in our industry involving patents with broad claims.  From time to time, we have been contacted by companies seeking to license their patents to us.  To date, however, except as disclosed above, we have not become a party to any such infringement legal action or paid any license fees to persons who have alleged possible infringement by our products.  There can be no assurance, however, that future infringement claims will not result in litigation or settlements that result in us acquiring licenses from third parties.

As part of our efforts to protect our proprietary information, we also enter into license agreements with our customers and nondisclosure agreements with certain of our employees, consultants and corporate partners. These agreements generally contain restrictions on disclosure, use and transfer of our proprietary information. These agreements might not provide us with the protection intended.  See Risk Factor (17) and “Item 3. Legal Proceedings.”

Potential Liability and Insurance

We attempt to manage our risk of liability for personal injury or death to study subjects from administration of products under study through contractual indemnification provisions with clients and through insurance maintained by our clients and us. Contractual indemnification generally does not protect us against certain of our own actions, such as gross negligence. The terms and scope of such indemnification vary from client to client and from trial to trial. Although most of our clients are large, well-capitalized companies, we bear the risk that the indemnifying party might not have the financial ability to fulfill its indemnification obligations to us. We maintain errors and omissions professional liability insurance in the amount of $5 million per claim and $5 million in the aggregate during any policy year. Our operating results could be materially and adversely affected if we were required to pay damages or incur defense costs in connection with a claim that is beyond the scope of an indemnity provision or beyond the scope or level of insurance coverage maintained by etrials or the client or where the indemnifying party does not fulfill its indemnification obligations to etrials.

Regulatory Matters

Our clinical trial software is subject to various regulatory requirements designed to ensure the quality and integrity of the data. Many regulatory authorities, including those in the European Union, or EU, require that study results and data submitted to such authorities be based on studies conducted in accordance with what are called Good Clinical Practice, or GCP. These provisions represent global industry standards for conducting clinical research and development studies. Records for clinical studies must be maintained for specified periods for inspection by the FDA and other regulators. Significant non-compliance with GCP requirements can result in the disqualification of data collected during the clinical trial. We are also obligated to comply with regulations issued by national and supra-national regulators such as the FDA and the European Medicines Agency, or EMEA. By way of example, these regulations include the FDA’s regulations on electronic records and signatures (21 CFR Part 11), which set out requirements for data in electronic format regarding submissions made to the FDA, and the EMEA’s Note for Guidance “Good Clinical Practice for Trials on Medicinal Products in the European Community.” We write our standard operating procedures related to clinical studies in accordance with regulations and guidelines appropriate to the region where they will be used, thus helping to ensure compliance with GCP. Our commercial services are subject to detailed and comprehensive regulation in each geographic market in which we operate.

From time to time, regulatory authorities or enforcement agencies investigated one or more of our customers with respect to regulatory compliance of clinical trials and programs. In these situations, etrials may provide services to our customers with respect to the trials and programs being investigated, if we are called upon to respond to requests for information by these authorities and agencies.

The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of standard transactions, privacy and security standards and other administrative simplification provisions by covered entities, which includes many healthcare providers, health plans and healthcare clearinghouses. The U.S. Department of Health and Human Services or HHS has promulgated regulations in the United States on Standards for Privacy of Individually Identifiable Health Information to implement the privacy requirements of HIPAA. These regulations generally (1) impose standards for covered entities transmitting or maintaining protected data in an electronic, paper or oral form with respect to the rights of individuals who are the subject of protected health information; and (2) establish procedures for (a) the exercise of those individuals’ rights, (b) the uses and disclosure of protected health information by the covered entity, and (c) the methods permissible for de-identification of health information. etrials is not a “covered entity” under the HIPAA Standards for Privacy of Individually Identifiable Health Information, also known as the HIPAA Privacy Rule.

We receive identifiable health information from our clients and from their clients who are covered entities or who are employed by covered entities. In order for covered entities to disclose identifiable health information, there must be an applicable permission from the research participant or an exception under the HIPAA Privacy Rule. Based on our communications with our clients from which we receive identifiable health information, we believe that we will continue to be able to obtain such information, consistent with requirements of the HIPAA Privacy Rule. However, if the covered entities do not understand the permissions for disclosure of information, it is possible that they could object to providing identifiable health information to etrials, which could have an adverse effect on our ability to receive such information in a manner that will not impact our business operations.

The impact of legislation and regulations relating to identifiable health information in the United States cannot be predicted. Other countries have or are in the process of putting privacy laws into place affecting similar areas of our business. For instance, the EU Directive applies standards for the protection of all personal data, not just health information, in the EU and requires the EU member states to enact national laws implementing the Directive. Such legislation or regulations could materially affect our business.

Employees

As of December 31, 2008, we had approximately 100 full-time and part-time employees. No employees are known to be represented by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good.

Item 1A. RISK FACTORS

You should carefully consider the following risk factors, together with all of the other information included in this Report before investing in our common stock.

We have organized these risk factors into the following categories below.

•	our financial condition;

•	our products and operations;

•	our market, customers and partners;

•	our officers, directors and employees;

•	regulatory matters that affect our business; and

•	our securities.

I. Risks associated with our financial condition.

(1)  We have had recurring losses from operations and might never achieve and maintain profitability.

At December 31, 2008, we had an accumulated deficit of approximately $45.7 million, including a net loss of approximately $15.8 million for the year ended December 31, 2008.  We might not ever be able to achieve and maintain profitability.

(2) Current conditions in the global economy and the major industries we serve might materially and adversely affect our business and results of operations.

Our business and operating results might be adversely affected by worldwide economic conditions and, in particular, conditions in the pharmaceutical, biotechnology and medical device industries we serve.  As a result of slowing global economic growth, the credit market crisis, declining consumer and business confidence, shifts in consumer spending patterns, increased unemployment, reduced levels of capital expenditures, fluctuating commodity prices, bankruptcies and other challenges currently affecting the global economy, our clients might experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing.  As a result, existing or potential clients might delay or cancel plans to purchase our products and services and might not be able to fulfill their obligations to us in a timely fashion.  For example, in December 2008, we had to pursue litigation against two former customers in excess of $500,000, as described in Item 3. Legal Precedings. Contract cancellations could affect our ability to fully recover our contract costs.  If the global economic slowdown continues for a significant period or there is significant further deterioration in the global economy, our financial position and cash flows could be materially adversely affected.

(3)  We might require additional financing to fund operations or potential acquisitions.  If financing is not available, we might not be able to grow as we plan.

At December 31, 2008, we had cash, cash equivalents and short-term investments totaling approximately $10.7 million and tangible assets of approximately $17.1 million. However, in the future, we might be required to seek additional financing to fund operations or potential acquisition opportunities.  The recent downturn in the capital markets and the general economic slowdown could prevent us from raising additional capital or obtaining additional financing on favorable terms, if at all.  If we cannot raise sufficient capital, our ability to operate and to grow through acquisitions or otherwise respond to competitive pressures would be significantly limited.

(4)  If we are able to raise capital, but not on favorable terms, existing stockholders might suffer dilution of their ownership interests or otherwise lose value in their securities.

If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by existing stockholders would be reduced. In addition, such securities could have rights, preferences and privileges senior to those of our stockholders, which could substantially decrease the value of our securities owned by them.

(5)  We depend on nonrecurring revenue streams and if we experience significant fluctuations in operating results and rate of growth and fail to balance expenses with revenue and earnings expectations, our revenue and margins might decrease and our stock price may fall.

Due to our evolving business model and the unpredictability of the emerging industry, we might not be able to accurately forecast our rate of growth.  We have historically depended on nonrecurring revenue derived from payments received for providing services for specific customer projects, which is recognized as work is performed over the term of the contracts for the projects. As a result, our operating results can fluctuate significantly on a quarterly basis. The volume of services required by customers depends in part upon the progress and results of clinical trials the customer is conducting during the quarter, which is outside our control. Accordingly, we believe that period-to-period comparisons of operating results might not be meaningful, and you should not rely upon them as an indication of our future performance. Because future revenues are unpredictable, we might not be able to adjust our spending quickly enough if our revenue falls short of expectations. This would substantially decrease our margins and our stock price.

(6)  Because we will recognize revenue over the terms of our agreements, downturns or upturns in sales might not be immediately reflected in operating results.

We generally recognize revenue under the proportional performance method, spread over the terms of our agreements, typically several months to several years. As a result, much of the revenue we report each quarter was originally deferred from agreements entered into during previous quarters. While we will begin recognizing revenue upon the commencement of work after execution of agreements for software term licenses and related services, it might be difficult to rapidly increase revenue through additional new contract awards in any period. Further, a decline in new or renewed agreements in any one quarter will not necessarily be fully reflected in a decline in the revenue in that quarter, but it might negatively affect our revenue in future quarters.

II. Risks associated with our products and operations

(7)  We might not successfully develop or introduce new software applications or enhancements to existing software applications, which could result in lost business.

Our future financial performance and revenue growth will depend, in part, upon the successful development, introduction, and customer acceptance of new software applications or new versions of existing software applications. Our business could be harmed if we fail to deliver enhancements desired by customers or to keep pace with changes in hardware and software platforms, database technology, and electronic commerce technical standards.  From time to time, we have experienced delays in the planned release dates of software and upgrades. Such a delay could result in adverse publicity, loss of sales, delay in market acceptance of services and software applications, or customer claims against us, any of which could harm our business.

We also continually seek to develop new product and service offerings. However, we are subject to all of the risks inherent in software development, including unanticipated technical or other development problems, which could result in material delays in product introduction and acceptance or significantly increased costs. We might not be able to successfully develop new services or software applications, or to introduce in a timely manner and gain acceptance of such new services or software applications in the marketplace.

(8)  Defects in our software application-hosting service could diminish demand for our service and subject us to substantial liability, damage our reputation, or substantially decrease our revenue or margins or increase our expenses.

Because our software application-hosting service is complex, it might have errors or defects that users identify after they begin using it, which could harm our reputation and business. Internet-based software frequently contains undetected errors when first introduced or when new versions or enhancements are released. We have from time to time found defects in our software and new errors in our existing service might be detected in the future. Because customers use our software and service for important aspects of their business, any errors, defects or other performance problems with our service could damage our customers’ businesses. If that occurs, our reputation might be damaged and customers could elect not to renew our services, or delay or withhold payment, or make  warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense and risk of litigation. Additionally, any errors, defects, or performance problems with our services could result in the loss of future sales or customers.

(9)  If we acquire companies, software applications~~,~~ or technologies, we will face risks associated with those acquisitions including difficulty of integration, dilution of stockholder value and disruption of business, which could substantially decrease our revenue or margins or increase our expenses.

In the future, we might acquire products or technologies from other companies, but might not realize anticipated benefits of any future acquisitions or investments. If any acquisition or investment is not perceived as improving earnings per share, our stock price would decline. In addition, we might incur non-cash amortization charges or other charges or expenses from acquisitions, which could harm operating results. Any completed acquisitions would also require significant integration efforts, diverting attention from existing business operations and strategy.  We have made only small acquisitions to date, so our ability as an organization to make acquisitions or investments is unproven. Acquisitions and investments involve numerous risks, including:

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

As a result, if we fail to properly evaluate and execute acquisitions or investments, our revenue and margins might substantially decrease or our expenses increase.

(10)  We rely on third-party hardware and software that might be difficult to replace or which could cause errors or failures in service, which would harm our relationship with customers.

We rely on hardware purchased or leased and software licensed from third parties in order to offer our service. We use commercially available software from vendors like Microsoft, Oracle and Business Objects. In addition, our products include numerous third-party licensed components. These software and hardware systems, as well as any third party embedded components, will need periodic upgrades in the future as part of normal operation of business, which will be an added expense.

The hardware and software we use, including third party embedded components, might not continue to be available on commercially reasonable terms, or at all, or upgrades might not be available when we need them. Certain of the databases and libraries included in our products could not easily be replaced and any change in these components would require additional development efforts on our part. Any loss of the right to use any of this hardware or software could result in delays in providing our services until we develop equivalent technology or, if already available, such equivalent technology is identified, obtained and integrated. Any errors or defects in, or unavailability of, third-party hardware or software could result in errors or a failure of our service, which could harm our relationships with customers.

Additionally, we serve all of our application-hosting customers from third-party web hosting facilities in North Carolina and Kentucky.  We do not control the operation of these facilities, and they are vulnerable to damage or interruption.  Although we maintain redundant systems that can be used to provide service in the event the third-party web hosting facilities become unavailable, in such circumstances, our service might be interrupted during the transition.

(11)  Security and other concerns might discourage use of our internet based software, which could significantly reduce revenues.

Our service involves the storage and transmission of customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation and possible liability. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to one of our customers’ data, our reputation will be damaged, our business might suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we might not be able to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers.

III. Risks associated with our market, customers and partners

(12)  We have several large clients from which we derive substantial revenue; the loss of even a few of our clients could significantly reduce our revenues.

We currently derive and expect to continue to derive a significant portion of our revenues from a limited number of clients. Our top two clients accounted for approximately 29% of our revenue for the year ended December 31, 2007 and 28% in 2008.  If we lose one of these clients or other significant clients and do not replace them with new clients, our revenues will decrease and may not be sufficient to cover our costs.

(13)  Price controls on what our clients charge might cause our clients to decrease their purchases of information technology, including our software and services, and might pressure us to decrease prices.

The prices our clients charge for their pharmaceutical products are subject to price controls in many countries and there is increasing pressure for greater price controls in the United States. Controls on what our clients charge might cause our clients to decrease their purchases of information technology, including our software and services. This could substantially decrease the size of our market and impact our ability to sell products and services or force us to reduce our profit margins.

(14)  We depend entirely on the clinical trial market, and a downturn in this market could cause our revenues to decrease.

Our business depends entirely on the clinical trials that pharmaceutical, biotechnology and medical device companies conduct. Our revenues could decline if there is less competition in the pharmaceutical, biotechnology or medical device industries, which would result in fewer products under development and decreased pressure to accelerate a product approval. Our revenues could also decline if the FDA or similar agencies in foreign countries loosen their requirements, thereby decreasing the complexity of conducting clinical trials. Any other developments that adversely affect the pharmaceutical, biotechnology or medical device industries generally, including product liability claims, new technologies or products or general business conditions, could also decrease the volume of our business.

(15)  We will lose revenue if our clients experience delays in clinical trials or if we lose contracts. Consequently, contracts we have signed might not result in our collecting or recognizing the amount of revenue stated in the contracts.

Although our contracts provide that we are contractually entitled to receive fees for services provided through the date of termination, customers generally are free to delay or terminate a clinical trial or their contract related to the trial at any time. The length of a typical clinical trial contract varies from several months to several years. Clinical trial sponsors may delay or terminate clinical trials for several reasons, including:

•	unexpected results or adverse patient reactions to a potential product;

•	inadequate patient enrollment or investigator recruitment;

•	manufacturing problems resulting in shortages of a potential product;

•	decisions by the sponsor to de-emphasize or terminate a particular trial or drug; or

•	adjustments of our multi-year subscription license agreements.

We will lose revenues if a clinical trial sponsor decides to delay or terminate a trial in which we participate. Consequently, contracts we have signed might not result in collecting or recognizing the amount of revenue stated in the contracts. We have experienced terminations and delays of our customer service contracts in the past and expect to experience additional terminations and delays in the future.

(16)  We face significant competition, which could cause us to lose business or have lower margins.

The market for our solutions is intensely competitive and rapidly changing. The direct competition we face depends on the market segment focus and delivery model capabilities of our competitors. We also at times have to overcome customer reluctance to move away from existing paper-based systems. We have three primary categories of competitors:  larger technology and services companies that provide their offerings to both the pharmaceutical industry and contract research organizations that support them; large clinical research organizations that provide their own proprietary data collection and other services to pharmaceutical and biotechnology companies; and smaller applications software companies that license software to perform these functions. Many of our competitors have longer operating histories, greater financial, technical, marketing, and other resources, greater name recognition, and a larger total number of customers for their products and services than we do. These competitors might also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, and sale of their products, than we. In addition, we anticipate new competitors will enter the market in the future. Increased competition could result in price reductions, reduced operating margins, and change in market share and could therefore have a material adverse effect on our business, financial condition~~,~~ and results of operations. New product announcements by competitors might make it difficult to sell our products even before the competitor releases the product.

(17)  We face risks associated with former employees competing with our business and the related litigation that aims to prevent them from using our confidential, proprietary and or non-public data.

On January 6, 2009, we filed a lawsuit in the Superior Court of Wake County, North Carolina, etrials Worldwide, Inc. v. Robert Sammis and Brendon Ball, File No. 09-CVS-00275, against our former Chief Operating Officer and Vice President of Client Services, Robert Sammis, and our former Director of Product Development, Brendon Ball, to enforce Confidentiality Agreements that they signed while at etrials and to prevent the disclosure or unauthorized use of confidential or non-public information of etrials in connection with the employment of Sammis and Ball at Unithink, Inc., a direct competitor of etrials.

Although the court issued us a preliminary injunction against the defendants, we still face the risk that they or anyone acting in concert or participating with them (including Unithink) might make customers delay or not make purchases from us, use our confidential information against us or legitimately compete effectively with us.  Additionally, litigation can be expensive, time-consuming and uncertain in ultimate result.  Even if we continue our success in this litigation, our business might be materially and adversely harmed nevertheless.

(18)  There are risks associated with international operations, which we expect will become a bigger part of our business in the future.

We plan to conduct greater international operations in the future as companies move more of their clinical trial operations off-shore. These international operations are subject to a number of difficulties and special costs, including: government regulations; trade restrictions; costs of customizing software products for foreign countries; laws and business practices favoring local competitors; uncertain regulation of electronic commerce; compliance with multiple, conflicting, and changing governmental laws and regulations; longer sales cycles; greater difficulty in collecting accounts receivable; import and export restrictions and tariffs; potentially weaker protection for our intellectual property than in the United States, and practical difficulties in enforcing such rights abroad; difficulties staffing and managing foreign operations; multiple conflicting tax laws and regulations; and political and economic instability.

Our international operations will also face foreign currency-related risks. To date, most of our revenues have been denominated in United States dollars, but we believe that an increasing portion of our revenues will be denominated in foreign currencies.

We must also customize our services and software applications for international markets. This process is much more complex than merely translating languages. Any variation in laws or practices from one country to another might substantially decrease the value of our software applications in that country, unless we identify the important differences and customize our software applications to address the differences. The agreements that we sign with clients outside the United States might be governed by the laws of the countries where we provide our software applications and services. We might also need to resolve any disputes under these agreements in the courts or other dispute resolution forums in those countries. Our international operations also increase exposure to international laws and regulations, which are often complex.

IV. Risks associated with our officers, directors and employees

(19)  Any failure to adequately expand our direct sales force or to compensate sales personnel in appropriate ways will result in our being understaffed, which could reduce our sales and revenues.

We expect to be substantially dependent on our direct sales force to obtain new customers. We believe that there is significant competition for direct sales personnel with advanced sales skills and technical knowledge. Our ability to achieve significant growth in revenue in the future will depend, in large part, on our success in recruiting, training and retaining sufficient direct sales personnel. New hires require significant training and, in some cases, might take more than a year before they achieve full productivity. Our existing personnel and planned hires might not become as productive as we would like, and we might not be able to hire sufficient numbers of qualified individuals in the future in the markets where we do business. We also must develop compensation packages that properly incentivize successful sales, including both selling to new customers and increasing sales to existing customers. If we are unable to hire and develop sufficient numbers of productive sales personnel, or develop compensation packages that properly incentivize successful sales, then we might not be able to maintain an adequate sales force, and the sales of our services could suffer.

(20)  Because competition for our target employees is intense, we might not be able to attract and retain the highly skilled employees we need to support our planned growth. If this occurs, we might not be able to increase our sales or provide services to our customers.

To execute our growth plan, we must attract and retain highly qualified personnel. Competition for these personnel is intense, especially for engineers with high levels of experience in designing and developing software and Internet-related services and senior sales executives, as well as people with clinical trial and related health care industry experience. Personnel with experience in both software and health care industries are in high demand by other employers. We might not be successful in attracting and retaining qualified personnel. We have from time to time in the past experienced, and expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. In addition, in making employment decisions, particularly in the Internet and high-technology industries, job candidates often consider the value of the stock options they are to receive in connection with their employment. Significant volatility in the price of our stock, therefore, might adversely affect our ability to attract or retain key employees. Many of our officers and employees have stock options whose exercise prices are higher than the current market price of our Common Stock, which significantly reduces the value of our stock options as an employee retention tool.  Furthermore, the recent changes in policies regarding the accounting for stock options might discourage us from granting the size or type of stock options awards that job candidates require to join the company. If job candidates do not join the company, we might not be able to increase our sales or provide services to our customers.

(21)  Our executive management team is critical to the execution of our business plan and the loss of their services could severely impact our ability to maintain and grow our business.

Our future success depends on the personal efforts and abilities of the principal members of our senior management to provide strategic direction, develop business, manage our operations, and maintain a cohesive and stable work environment.  We hired a number of new senior employees during 2008, including M. Denis Connaghan, our Chief Executive Officer, and Joseph F. Trepanier III, our Chief Financial Officer.  These new employees’ integration into our company has been and will continue to be critical to our success.  Although we have employment agreements with most of our executives, they do not assure that any executive with whom we have an employment agreement will remain with us.  We do not have employment agreements with all of our key personnel.  Losing any one of our officers could seriously harm our business.  Competition for executives is intense. If we have to replace any of our officers, we would not be able to replace the significant amount of knowledge that they have about our operations. We do not maintain key man insurance policies on anyone.

V. Regulatory matters that affect our business

(22)  Extensive governmental regulation of the clinical trial process could require costly modifications to our products, adversely affect prospective clients’ willingness to use our software products and services and increase competition and reduce our market share.

We might incur increased expenses or suffer a reduction in revenues~~,~~ if our software products and services do not comply with applicable government regulations or if regulations allow more competition in the market place. The FDA has published regulations and guidelines addressing a broad range of matters relating to the use of computerized systems to collect, manage and analyze data from clinical trials.  Moreover, electronic data entry, management and analysis of medical information pertaining to subjects in clinical trials will be subject to state and federal government regulations that are not yet finalized. Conforming our products and services to these guidelines or to future changes in regulation could substantially increase our expenses. In the United States and in foreign countries, regulatory authorities also have established other standards for conducting clinical trials leading to the approval of new products with which we must comply. We are either directly or indirectly subject to, or affected by, these regulations, because our software products and services assist sponsors and contract research organizations in conducting trials and preparing new drug or device applications. If a regulatory authority concludes that trials were not conducted in accordance with established requirements, it might take a variety of enforcement actions depending upon the nature of the violation and the applicable country. In the United States, these measures might range from issuing a warning letter or seeking injunctive relief or civil penalties to recommending criminal prosecution, which could result in a prohibition of our continued participation in clinical trials.

(23)  Changes in government regulations relating to the health care industry could have a material adverse effect on the demand for our services, and substantially reduce our revenue.

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

The FDA’s guidelines and rules related to the use of computerized systems in clinical trials are still in the early stages of development. Our products and services might not continue to comply with these guidelines and rules as they develop, and corresponding changes to our products and services might be required. Any release of FDA guidance that is significantly inconsistent with the design of our products and services might cause us to incur substantial costs to remain in compliance with FDA guidance and regulations. Our products and service offerings might not comply with applicable regulations and regulatory guidelines as they develop. If our products or services fail to comply with any applicable government regulations or guidelines, we could incur significant liability or be forced to cease offering applicable products or services.

(24)  Current trends indicate our customers have higher risks of product liability and similar claims related to how they conduct clinical trials and analyze information from clinical trials both before and after drugs are sold in the market. This higher risk could result in product liability claims relating to our software applications or services.

Current trends indicate our customers have higher risk of product liability and similar claims related to how they conduct clinical trials and analyze information from clinical trials both before and after drugs are sold in the market. Any failure or errors in a customer’s clinical trial or adverse event reporting obligations caused or allegedly caused by our software applications or services could result in a claim for substantial damages against us by our customers or the clinical trial participants, regardless of our responsibility for the failure. Although our contracts with customers generally provide that we are entitled to indemnification against claims brought against us by third parties arising out of our customers’ use of our software applications, we might find ourselves entangled in lawsuits that, even if we prevail, divert our resources and energy and adversely affect our business. Further, a court might not enforce our indemnification right or the customer might not be able to fund any amounts for indemnification owed to us. Our insurance policies to cover claims against us might not be adequate or continue to be available on reasonable terms, and the insurer might disclaim coverage.

(25)  Privacy concerns and laws or other domestic or foreign regulations might reduce the effectiveness of our services and products, which could substantially reduce our revenue.

Our customers can use our service to store contact and other personal or identifying information regarding their customers, contacts and clinical trial participants. Federal, state and foreign government bodies and agencies, however, have adopted or are considering adopting laws and regulations regarding the collection, use and disclosure of personal information obtained from consumers and individuals. The costs of compliance with, and other burdens imposed by, such laws and regulations that are applicable to the businesses of our customers might limit the use and adoption of our service and reduce overall demand for it. Furthermore, privacy concerns might cause our customers’ customers to resist providing the personal data necessary to allow our customers to use our service effectively. Even the perception of privacy concerns, whether or not valid, might inhibit market adoption of our services.

The European Union has also adopted a data privacy directive that requires member states to impose restrictions on the collection and use of personal data that, in some respects, are far more stringent, and impose more significant burdens on subject businesses, than current privacy standards in the United States. All of these domestic and international legislative and regulatory initiatives might adversely affect our customers’ ability to collect and/or use demographic and personal information from their customers, which could reduce demand for our service.

In addition to government activity, privacy advocacy groups and the technology and other industries are considering various self-regulatory standards that might place additional burdens on us. If the gathering of personal information were to be curtailed in this manner, certain of our services and products would be less effective, which might reduce demand for them. If demand for our products decreases due to privacy concerns, our revenue might be reduced substantially.

(26)  Evolving regulation of the Internet might either reduce our revenue or increase our expenses.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our services and restricting our ability to store, process and share data with our customers. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet might also be imposed. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could either reduce our revenue or increase our expenses.

(27)  Our ability to protect our intellectual property is limited. We have been sued for patent infringement and our products might be subject to other infringement claims by third parties.

We do not own any issued patents. Despite our efforts to protect our proprietary rights, unauthorized parties might attempt to copy aspects of our products or to obtain and use information that we regard as proprietary, and third parties might attempt to develop similar technology independently. Policing unauthorized use of our products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other transmitted data. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor use of our products as we increase our international presence. The software and Internet industries are characterized by the existence of a large number of patents, trademarks and copyrights and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. From time to time, we have been contacted by companies seeking to license their software or patents to us.   Infringement claims could result in litigation or settlements that result in us acquiring licenses from third parties.  Our technologies might not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming and expensive to litigate or settle, and could divert management attention from executing our business plan. In addition, our agreements often require us to indemnify our partners and customers for third-party intellectual property infringement claims, which would increase the cost of an adverse ruling in such a claim.

 VI. Risks Related to Our Securities

(28)  Our outstanding stock options might be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders. This might substantially decrease the market price of the common stock.

We have outstanding stock options to purchase approximately 1.8 million shares of our common stock .  To the extent they are exercised, additional shares of our common stock will be issued that will be eligible for resale in the public market, which will result in dilution to our stockholders. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares.

(29) We might not continue to meet NASDAQ listing requirements, which could result in our delisting, limiting the liquidity of our securities.

Our common stock trades on the NASDAQ Global Market, which has qualitative and quantitative listing criteria, including operating results, net assets, corporate governance, minimum trading price and minimums for public float, which is the amount of stock not held by affiliates of the issuer.  Although NASDAQ has temporarily halted delisting procedures for certain of these criteria in light of current market conditions, we are at risk of delisting in the future.   If for any reason, our securities are not eligible for continued quotation on the NASDAQ, purchasers of our securities might have difficulty selling their securities should they desire to do so.

(30) Fluctuations in the stock market as well as general economic, market and industry conditions might harm the market price of our common stock.

The market price of our common stock has been subject to significant fluctuation.  The stock market in recent years has experienced price and volume fluctuations that, at times, have been unrelated or disproportionate to the operating performance of companies.  These fluctuations might harm the market price of our common stock, regardless of our operating results.

FORWARD-LOOKING STATEMENTS

We believe that some of the information in this document constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in this Report, particularly in “Risk Factors.”  You can identify these statements by forward-looking words such as “might,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they:

•	discuss future expectations;

•	contain projections of future results of operations or financial condition; or

•	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements~~.~~

You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our corporate headquarters is located at 4000 Aerial Center Executive Park, Morrisville, North Carolina, and consists of a single building with approximately 25,000 square feet. The lease for these premises terminates on March 31, 2013. See Note 9 of Notes to Financial Statements of etrials for information about lease payments.

We are the assignee of a lease for approximately 10,950 square feet of office space located at 735 Guilat Avenue Sittingbourne Research Centre Sittingbourne Kent, England. This lease terminates in 2011.

Item 3. LEGAL PROCEEDINGS

On December 4, 2008, we filed a lawsuit in the Superior Court of Wake County, North Carolina, etrials, Inc. v. Tapestry Pharmaceuticals, Inc., File No. 08-CVS-21113, against Tapestry Pharmaceuticals, Inc., seeking damages in the amount of $216,794.00 for unpaid invoices, as well as accrued finance charges and attorneys' fees.  etrials, Inc. provided various drug development support activities to Tapestry pursuant to a Master Services Agreement and various task orders.  In or around the first quarter of 2008, Tapestry informed the Company that it was unable to continue with the projects that were the subject of the agreement, and the Company ceased performing services.  We requested payment of the outstanding invoices from Tapestry, but to date, Tapestry has failed to pay.  The complaint was served on February 3, 2009, and we do not know whether Tapestry will defend the lawsuit and whether it contests any of the damages.

On December 29, 2008, we filed a lawsuit in the Superior Court of Wake County, North Carolina, etrials, Inc. v. Archer Biosciences, Inc., File No. 08-CVS-22556, against Archer Biosciences, Inc., seeking damages for unpaid invoices in the amount of $358,699.58, as well as for accrued finance charges and attorneys' fees.  etrials, Inc. provided various services to Archer pursuant to four separate task orders, and incurred further expenses for which Archer agreed to be responsible under a Master Services Agreement and task orders.  When Archer informed the Company that it would not be continuing with most of the project, the Company demanded payment as reflected in its invoices to Archer.  Archer disputes an unknown amount of the invoices, and we entered negotiations to attempt to resolve the claim.  When negotiations broke down, the Company filed suit seeking damages for the unpaid invoices.   Archer has obtained an extension of time to file the answer, and settlement discussions are ongoing with Archer's counsel.

On January 6, 2009, we filed a lawsuit in the Superior Court of Wake County, North Carolina, etrials Worldwide, Inc. v. Robert Sammis and Brendon Ball, File No. 09-CVS-00275, against its former Chief Operating Officer and Vice President of Client Services, Robert Sammis, and its former Director of Product Development, Brendon Ball, seeking injunctive relief and damages in excess of $10,000.  We filed the lawsuit to enforce Confidentiality Agreements that Sammis and Ball signed while at etrials, and to prevent the disclosure or unauthorized use of confidential or non-public information of etrials in connection with the employment of Sammis and Ball at Unithink, Inc., a direct competitor of etrials.  On February 2, 2009, the court issued us a preliminary injunction against the defendants.  The lawsuit against Sammis and Ball remains pending, and etrials will continue to take all such further actions relating to Sammis, Ball and/or Unithink as are necessary to protect the information and customers of etrials to the full extent permitted by law.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the quarter ended December 31, 2008.

PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “ETWC”.  The following table sets forth the range of high and low closing bid prices for our units, common stock and warrants for the periods indicated. Effective February 11, 2008 at 5:00 p.m. Eastern Standard Time, the warrants expired, and accordingly, trading in both the warrants and units were discontinued. See Note 10 in the Notes to Consolidated Financial Statements for a description of the warrants and units. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low

2008
Fourth Quarter	na	na	1.58	0.36	na	na
Third Quarter	na	na	2.10	0.93	na	na
Second Quarter	na	na	2.25	1.26	na	na
First Quarter	na	na	3.46	1.55	na	na

2007
Fourth Quarter	4.94	2.31	4.10	2.41	0.12	0.01
Third Quarter	5.58	3.25	4.78	2.90	0.45	0.05
Second Quarter	7.30	4.94	5.54	4.21	0.81	0.39
First Quarter	6.26	3.89	5.10	3.06	0.64	0.26

As of March 3, 2009, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $3,452,314.

As of March 3, 2009, there were 10,767,520 shares of Common Stock, $0.0001 par value per share outstanding.

Holders

As of March 6, 2009, there were 143 holders of record of shares of our Common Stock.

Dividends

We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon, among other things, revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations, including potential acquisitions and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.  Additionally, under the terms of our line of credit agreement, which expired on May 31, 2008, we were not permitted to pay dividends.

Securities Repurchases

Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of securities were made during the quarter.

On August 12, 2008, the Company announced a plan to repurchase up to $1,000,000 of the Company’s common stock through June 30, 2009. The Company will determine when and if the re-purchases are in the long-term interests of our stockholders.  This new program replaces the prior stock repurchase program that expired on June 30, 2008.  Repurchases are made in compliance with securities laws, which limit the timing, volume, price and manner of stock repurchases. The following table summarizes our stock repurchase activity during the fourth quarter of 2008:

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number	Approximate
			of Shares	Dollar Value
		Average	Purchased as	of Shares that
	Total Number	Price	Part of Publicly	May Yet Be
	of Shares	Paid per	Announced	Purchased
Period	Purchased	Share	Plan	Under the Plan
October 1 - October 31, 2008	-	-	-	$984,128
November 1 - November 30, 2008	48,400	$0.95	48,400	$938,143
December 1 - December 31, 2008	204,000	$0.85	204,000	$764,160

Equity Compensation Plan

The Company’s 2005 Performance Equity Plan (the “Plan”) was approved by the shareholders of the Company on February 9, 2006.  The purpose of the Plan is to provide incentives to eligible employees, officers, directors and consultants in the form of non-qualified stock options, incentive stock options, restricted stock and other equity grants.  On November 15, 2007, the shareholders voted to increase the number of shares issuable under the Plan to 3,500,000 shares.  Of this amount, 1,341,698 shares were available for future stock option or other grants as of December 31, 2008.

Equity Compensation Plan Information

Plan Category	Number of securites to be issued upon exercise of outstanding options, warrants and rights (a) *	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) {c} **

Equity compensation plans approved by security holders	1,848,504	$ 2.67	1,341,698

Equity compensation plans not approved by security holders	-	-	-

TOTAL	1,848,504	$ 2.67	1,341,698

* Does not include restricted stock grants or shares previously issued on exercise of options.

** Reflects shares remaining available for issuance under the etrials Worldwide, Inc. 2005 Performance Equity Plan as of December 31, 2008.

Item 6.  SELECTED FINANCIAL DATA

As a “smaller reporting company” under Item 10 of Regulation S-K, we are not required to provide the information under this item.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited condensed consolidated financial statements and related notes that appear elsewhere in this Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, including Item 1A. Risk Factors.

Overview

We offer a broad range of clinical trial technology and services including electronic data capture, handheld devices, and interactive voice and Web response software which is designed to speed and improve the process of collecting data in clinical trials performed for drug and medical device development. We provide pharmaceutical, biotechnology, medical device companies and contract research organizations with integrated software technology and services designed to significantly reduce the time spent collecting clinical trials data, and managing clinical trials performance, using an automated and easy-to-use mechanism to collect data directly from clinical investigators and patients. We believe that our automated data collection software enables our customers to reduce overall clinical trial research costs, enhance data quality and reduce the time it takes to close a study database.

 Our operations are subject to certain risks and uncertainties, including among others, rapid technological change, increased competition from existing competitors and new entrants, lack of operating history, and dependence upon key members of the management team. The operating results are also affected by general economic conditions affecting the pharmaceutical, biotechnology and medical device industries. See Item 1A. Risk Factors.

Industry analysts and commentators have estimated that the growth in the use of eClinical technologies will continue to accelerate. We will have to continue to expand our customer base and technologies in order to maintain and grow our market share. The number of active eClinical trials being performed by us has grown from 24 in 2002 to 95 in 2008 because of the increased market penetration and adoption of eClinical technologies by the pharmaceutical and biotechnology industries.

Recent Changes

On November 12, 2008, the board of directors appointed M. Denis Connaghan as etrials’ President and Chief Executive Officer, replacing Chuck Piccirillo, etrials’ former Vice President of Technology, who served as interim president and chief executive officer since July 10, 2008.

Since Mr. Connaghan’s appointment, etrials has taken a number of steps to realign the organization to more effectively focus on key customer segments and capture future growth opportunities. In December 2008, etrials laid out its strategy to resize the organization to better ensure its customers can more rapidly capture accurate, high quality data by leveraging its extensive global experience, and full breadth of its eClinical and integration capabilities. The new structure is designed to drive this strategy by increasing accountability, expediting decision-making and aligning the organization with three key objectives:

-- Expand customer-centric culture and capabilities -- etrials will develop rich experiences for each client segment and deliver solutions to meet the needs of all clinical trial operations, investigators and subjects worldwide. etrials will organize its services around user segments, rather than around products.

-- Lead in next-generation eClinical platforms -- etrials will enhance its industry-leading breadth of offerings to give the most diverse array of clinical trials, from large pharmaceutical companies to small biotechnology companies and specialty contract research organizations, every opportunity to take full advantage of eClinical capabilities.

-- Drive organizational effectiveness and scale -- etrials will resize the organization, while recruiting and retaining the best industry talent and focus its resources on high-impact, value-added initiatives to help capture the most significant long-term growth opportunities.

Under the new structure, Chuck Piccirillo, former vice president of technology, Stuart Thiede, former vice president of service delivery and Michael Harte, former vice president of strategic accounts each decided to leave etrials. Michael Harte has agreed to continue his support of etrials and remain active with the Company to ensure a smooth transition and to assist the management team with its planned realignment and growth strategies.

etrials' senior management team, actively led by Connaghan and with the continued participation of Joseph (Jay) Trepanier III, etrials’ Chief Financial Officer, and Michael Mickens, etrials' Vice President of Sales and Client services, are working closely together to ensure the Company is aggressively moving its strategy forward, driving long-term growth and fulfilling etrials’ core mission to connect clinical trial sponsors with high quality data, and turning their trials’ data into actionable information for safer, faster and less costly clinical development.

Our goal is to accelerate top line revenue growth as we begin to realize a return on our strategic plans during 2009 and to position ourselves to become profitable.

Sources of Revenues

We derive revenues from providing software application-hosting and related services to our customers on clinical trial projects. We offer our eClinical solutions through an application service provider model. We generate revenues from our professional services and software application-hosting, which include hosting fees and software usage fees, in three stages of drug development for each clinical trial. The first stage (development and deployment) includes trial and application setup, including design of electronic case report forms and edit checks, investigator site training, and implementation of the system and server configuration. The second stage (study conduct) consists of project management services, application hosting and related professional and support services. The third stage (close out) consists of services required to close out, or lock, the database for the clinical trial and deliver final data sets to the client.

Software usage fees and hosting fees revenues - We derive our software usage fees and hosting fees revenues from our eClinical solution suite, which includes primarily our electronic data capture, electronic patient diaries, interactive voice response and post marketing solutions.

Services revenue - We provide our customers a full range of professional services in support of our eClinical software solutions. These services are delivered during all three stages of the clinical trial as described above.

Services provided for all three stages are generally on a fixed fee basis according to the budget assumptions specified in the contract. If budget assumptions change, etrials and the client generally agree to a change in scope amendment to the contract. We recognize revenues from services, including software subscriptions and usage fees, and hosting fees, utilizing the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours for each contract. We use this method because management considers total labor hours incurred to be the best available measure of progress on these contracts. The company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management estimates of contract revenues. No such losses had been incurred as of December 31, 2008.

 Billing for eClinical services will occur over the life of the contract. Although the billing increments are negotiated in each contract individually, the total value of the agreement is generally invoiced in the following increments:

Stage	% of Contract Value
Contract execution	25%
System deployment	25%
Study conduct	40%
Project close-out	10%
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

Reimbursable Out-of-pocket Revenues – Reimbursable out-of-pocket revenues and corresponding expenses consist of client pass-through costs, which can fluctuate quarterly based upon contract activity.

Cost of Revenues and Operating Expenses

We allocate overhead expenses such as rent, occupancy charges, certain office administrative costs, depreciation and employee benefit costs to all departments based on headcount. As such, general overhead expenses are reflected in the costs of revenues, sales and marketing, research and development, and general and administrative expense categories. We charge overhead costs that can be specifically identifiable back to the functional area.

Costs of Revenues - Costs of revenues consists primarily of compensation and related fringe benefits for project-related personnel, department management and all other dedicated project related costs and indirect costs including facilities, information systems, hosting facility fees, server depreciation, amortization of capitalized internal software development costs, software license and royalty costs and other costs.  Costs can fluctuate and impact our expenses based upon employee utilization levels associated with specific projects.  We expect these costs to increase in 2009 as we expand operational capacity to handle anticipated future volume and engage in process reengineering efforts to streamline our future state processes.

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

General and Administrative - General and administrative expenses consist primarily of employee-related expenses, professional fees, other corporate expenses and allocated overhead. We expect that in the future, general and administrative expenses will decrease slightly as a percentage of revenues, as a result of an organizational focus on driving operational efficiency, as well as the fact that we do not anticipate the level of severance expense that was incurred during 2008.

Amortization of Intangible Assets - Our amortization costs of intangible assets represents the amortization on a straight-line basis of acquired technologies over their estimated useful lives, which is typically three years. As of March 31, 2007, the acquired technologies were fully amortized.

Foreign Currency Translation

The reporting currency for the Company is the U.S. dollar.  The financial statements of the Company’s foreign subsidiary in the United Kingdom are re-measured in accordance with SFAS No. 52, Foreign Currency Translation. Re-measurement adjustments for non-functional currency monetary assets and liabilities are included in other income (expense) in the accompanying consolidated statements of operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly monitor and analyze these items for changes in facts and circumstances, and material changes in these estimates could occur in the future. These estimates include, among others, our policies related to the proportional performance methodology of revenue recognition of contracts and assessing our goodwill for impairment annually. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results might materially differ from the estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

 Revenue Recognition

We derive our revenues from providing software application-hosting and related services. We recognize revenues resulting from application hosting services in accordance with Emerging Issues Task Force (EITF) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware and Securities and Exchange Commission Staff Accounting Bulletins Nos. 101 and No. 104, Revenue Recognition. We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

Overall services provided during clinical trials are typically earned under fixed-price contracts. Although we enter into master agreements with each customer, the master agreements do not contain any minimum commitment by customers and contain general terms and conditions.  All services and revenues are covered by separately negotiated addendums called task orders. We generally recognize revenues generated from each project or task order using the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours for each contract. We use this method because management considers total labor hours incurred to be the best available measure of progress on these contracts. We review and revise the estimated total labor hours of contracts periodically throughout the duration of the contracts with adjustment to revenues from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, we recognize the loss in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is reasonably possible that the estimates will change in the near term and could result in a material change.

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

We make provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, we have not experienced any material losses on uncompleted contracts.

The Company generally does not require collateral as a substantial amount of the revenues are generated from recurring customers. Management periodically reviews the aging of customer accounts receivable balances, the current economic environment and its industry experience and establishes an allowance on accounts receivable based on these reviews.

The following summarizes the components of our revenues:

	Year Ended December 31
	2008	2007

Services	$11,234,303	$13,561,970
Software and usage fees	2,518,609	3,155,493
Hosting fees	1,307,999	1,631,798
Net service revenues	15,060,911	18,349,261
Reimbursable out-of-pocket revenues	1,181,409	4,090,343
Total	$16,242,320	$22,439,604

We account for pass-through expenses in accordance with EITF Issue No. 01-14, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred. EITF No. 01-14 requires reimbursable out-of-pocket expenses incurred to be characterized as revenue in the statement of operations. Pass-through revenues and expenses include diary hardware and related taxes, wireless telecommunications, shipping, and travel expenses incurred on the client’s behalf.

 Accounting for Stock-Based Compensation

 The Company adopted the provisions of SFAS No. 123 (Revised 2004), Share Based Payments (SFAS 123R) on January 1, 2006. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow. The Company will recognize excess tax benefits when those benefits reduce current income taxes payable.

Since the Company used the minimum-value method as a non-public company to estimate the fair value of stock awards under SFAS 123 for pro forma footnote disclosure purposes, the Company was required to adopt SFAS 123R using the “prospective-transition” method, upon the effective date. Under the prospective method, nonpublic entities that previously applied SFAS 123 using the minimum-value method whether for financial statement recognition or pro forma disclosure purposes will continue to account for non-vested equity awards outstanding at the date of adoption of SFAS 123R in the same manner as they had been accounted for prior to adoption (APB 25 intrinsic value method for the Company).  All awards granted, modified, or settled after the date of adoption are accounted for using the measurement, recognition, and attribution provisions of SFAS 123R.  The Company has continued to recognize compensation expense for awards issued prior to the adoption of SFAS 123R in accordance with the provisions of APB 25. Awards granted to employees subsequent to January 1, 2006 have been accounted for in accordance with SFAS 123R.  The Company recognized non-cash stock-based compensation expense of $ 1,358,696 and $1,443,084 for the years ended December 31, 2008 and 2007.

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

During the nine months ended September 30, 2008, the Company experienced a significant decline in market capitalization.  In addition, the Company experienced a decline in revenues resulting from, among other things, customer delays and timing of new contracts.  These conditions and their effect on the Company’s current and future financial performance and financial condition indicated a possible impairment of the Company’s recorded goodwill balance and required the Company to perform an interim impairment analysis to determine whether actual impairment had occurred.  Based on this interim impairment analysis, management concluded that its goodwill balance was impaired and therefore recorded an impairment charge of $3,995,000.  The Company’s goodwill evaluation utilized various valuation techniques, primarily an estimation of the present value of its future cash flows that considered the anticipated revenue and earnings effects of the economic conditions, industry conditions, and conditions specific to the Company described above.

As part of its annual goodwill impairment analysis performed during the fourth quarter, management noted that the Company had experienced a significant decline in its market capitalization subsequent to November 2008.  In addition, the global economic recession continued to have a negative impact on the Company’s revenues and the timing of new contracts, which impacted certain assumptions used in the goodwill impairment analysis, including the projected cash flows, discount rates and control premiums.  Accordingly, the Company performed an impairment analysis during the fourth quarter for the remaining goodwill balance and concluded that additional impairment existed. As a result of this analysis, the Company concluded that the remaining goodwill balance was fully impaired.  Accordingly, the Company recorded a total goodwill impairment charge of $8,011,037 for the year-ended December 31, 2008.

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carry-forwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on historical results, we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets as of December 31, 2008.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net service revenues decreased 17.5% to $15.1 million for the year ended December 31, 2008, as compared to $18.3 million for the year ended December 31, 2007. The decrease in revenues is primarily the result of the timing of new project starts during 2008.  Although the company experienced significant growth in awards throughout the year, the customers delayed starting a substantial portion of those studies.  This, along with the fact that the company experienced $3.9 million in cancellations throughout the year, had an unfavorable impact on 2008 revenue.   Overall cancellations increased by 44.4% in 2008, as they went from $2.7 million in 2007 to $3.9 million in 2008.  This was a direct reflection of the economic times and the fact that customers are opting to cancel studies sooner than was the case in the past, especially if they do not show promising results early in the study.  Despite the increase in cancellations, the company still achieved significant year-over-year growth in total available backlog of more than 30% . This was driven by $24.9 million in new contract awards throughout 2008.  These awards led to backlog of $25.1 million at December 31, 2008 as compared to $19.2 million at the end of 2007.

Reimbursable out-of-pocket revenues and corresponding expenses decreased to $1.2 million from $4.1 million for the year ended December 31, 2008 and 2007, respectively. This 71% decrease was due to the Company having significantly fewer active diary related projects in 2008 as compared to 2007.  The hardware and wireless charges associated with the diary devices are responsible for driving the reimbursable expenses, so in 2007 the expenses were much higher.  The majority of the Company’s award commitments in 2008 were studies requiring our IVR and EDC solutions.

Costs of revenues increased 6.1% to $9.8 million from $9.3 million for the year ended December 31, 2008 and 2007, respectively.  This increase was the result of several factors, including operations personnel averaging six more headcount throughout 2008 as compared to 2007, and overall higher average salary expense per billable employee, as well as additional process reengineering costs incurred to drive tool automation and future year operational efficiencies.  As a percentage of net service revenues, costs of revenues increased to 65.3% from 50.5% for the year ended December 31, 2008 and 2007, respectively.

Sales and marketing costs remained relatively flat in 2008 at $4.7 million as compared to $4.8 million in 2007. The slight decrease was attributable to reductions in overall marketing spending in an effort to manage our expenses.   The year-over-year reduction in marketing spending was partially offset by an effort to ramp up our sales force throughout the year. As a percentage of net service revenues, sales and marketing costs increased to 31.4% from 26.1% for the year ended December 31, 2008 and 2007, respectively because of decreased revenue

General and administrative costs decreased by 14.0% to $6.4 million from $7.2 million for the year ended December 31, 2008 and 2007, respectively. This decrease was primarily the result of legal expenses declining by nearly $591,000 in 2008 as compared to 2007.   The Company settled a patent infringement case related to Datasci in November 2007. In doing so, the company incurred $653,000 of legal expense during 2007 relating to our defense of this lawsuit.  Also, the Company was able to decrease its year over year personnel expenses by more than $186,000 as a result of having three fewer general and administrative related headcount in 2008 as compared to 2007.   As a percentage of net service revenues, general and administrative expenses increased to 42.4% from 39.5% for year ended December 31, 2008 and 2007, respectively because of decreased revenue.

Amortization of intangible assets consists of amortization of acquired software technologies over their estimated useful life. These costs were $15,199 for the year ended December 31, 2007.  These costs declined since certain intangible assets were fully amortized in 2007.

Research and development costs decreased by 5.2% to $2.1 million from $2.2 million for the year ended December 31, 2008 and 2007, respectively. This decrease was primarily the result of additional costs capitalized in connection with the development of internal software from $300,000 in 2007 to $400,000 in 2008.  As a percentage of net service revenues, research and development expenses increased to 14.0% from 12.1% for the year ended December 31, 2008 and 2007, respectively because of decreased revenue.

Based on the goodwill impairment analysis discussed above under the subheading Goodwill, the Company determined that goodwill was impaired and recorded an impairment charge of $8,011,037 during 2008.

Other income for the year ended December 31, 2008 was $196,123 as compared with other income of $780,532 for the year ended December 31, 2007. The change is primarily the result of the decrease in interest income as a result of  lower cash balances and a decline in interest rates.

The Company experienced a net loss of $15.8 million compared with a net loss of $6.2 million for the year ended December 31, 2008 and 2007, respectively. Of the net loss, approximately $8.0 million is attributable to the goodwill impairment expense described earlier.  The other primary factor impacting the increased net loss for the year was the $3.2 million decline in year- over-year net service revenue. This decline was partially offset by lower 2008 year over year operating expenses, not including the goodwill impairment expense.

Liquidity and Capital Resources

Our principal sources of cash have been from revenues from software application-hosting and related services as well as from proceeds from the issuance of various debt instruments and the sale of equity securities.

At December 31, 2008 we had cash and cash equivalents of $10.7 million. Our cash and cash equivalents decreased by $4.5 million during the year ended December 31, 2008, primarily due to our net loss, exclusive of non-cash expenses and net borrowing.

Operating activities used approximately $2.9 million and $4.9 of net cash in the years ended December 31, 2008 and 2007, respectively.  The decrease in net cash used in operating activities was primarily the result improved cash collection of accounts receivable, offset by an increased operating loss net of non-cash expenses including the impairment of goodwill of $8.0 million.

In the years ended December 31, 2008 and 2007, approximately $0.3 million and $6.0 million of net cash was provided from investing activities, respectively.  The decrease in net cash provided from investing activities in 2008 is primarily attributable to sales of short-term investments of $1.4 million, offset by the purchase of property and equipment of $800,000 and capitalized internal software development costs of $400,000.

In the year ended December 31, 2008, $500,000 of net cash was used in financing activities, as compared to $900,000 of net cash provided by financing activities in the year ended December 31, 2007.  Financing activities during 2008 included $56,000 of increased borrowing, net of payments, offset by $445,000 related to the purchase of outstanding common shares.  Financing activities during 2007 included $600,000 of increased borrowing, net of payments and $300,000 of proceeds from stock option exercises.

We believe our existing cash, cash equivalents, short-term investments, and cash provided by operating activities and our debt facilities will be sufficient to meet our working capital and capital expenditure needs over the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our marketing and sales activities, the expansion of our operating capacity, the timing and extent of spending to support product development efforts, the timing of introductions of new services and enhancements to existing services, and the continuing market acceptance of our services. To the extent that existing cash and securities and cash from operations, are insufficient to fund our future activities, including potential acquisitions of complementary eClinical technology companies, we will need to raise additional funds through public or private equity, and or debt financing.  Additional funds might not be available on terms favorable to us or at all.

Contractual Obligations

We do not have any special purpose entities or any other off balance sheet financing arrangements. We have operating leases for office space and office equipment and a capital lease for the purchase of third party software, which are described below.

We generally do not enter into binding purchase commitments. Our principal commitments are primarily for leases for office space and equipment and a capital lease for the purchase of third party software. At December 31, 2008, the future minimum payments under these commitments were as follows:

Periods Ending December 31,	Capital Leases	Operating Leases

2009	$136,232	$561,382
2010	122	570,465
2011	-	441,751
2012	-	414,732
2013 and thereafter	-	99,646
Total required lease payments	$136,354	$2,087,976
Less interest included	(2,795)	-
Total minimum payments	133,559	$2,087,976
Current portion of capital lease	133,559
Long term portion of capital lease	$-

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 when a third loan agreement was added and on May 31, 2007 when a fourth loan agreement was added.  The first agreement is a $2,500,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%.  This line of credit has $1,384,000 outstanding as of December 31, 2008 and these borrowings are secured primarily by accounts receivable and other corporate assets.  The second agreement is a $300,000 equipment line of credit which we repaid during the three months ended March 31, 2008.  This loan funded equipment purchases and provided for interest at the bank’s prime rate of interest plus 1.0%. The third agreement is a $500,000 equipment loan which has $250,337 outstanding as of December 31, 2008. Borrowings under this equipment loan are being paid over a period of 36 months at the bank’s prime rate of interest plus 0.75%. The fourth agreement is a $240,000 equipment line of credit which had $193,333 outstanding as of December 31, 2008. This loan funded equipment purchases and provided for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit will be paid over a period of 39 months. The capital equipment borrowings are secured primarily by the fixed assets that were acquired.  In addition to the loans listed above, the Company has an additional amount of $500,000 available to borrow through the draw down period which expires September 10, 2009.  As of December 31, 2008, the Company has not exercised this option.

Working capital borrowings are secured primarily by our accounts receivable and other corporate assets while capital equipment borrowings are secured by the fixed assets that were acquired. Under the terms of these credit lines, we are required to comply with certain financial covenants. As a result of the goodwill impairment charge recorded during the third quarter, the lender amended certain restrictive financial covenants related to the outstanding debt such that the Company was in compliance at December 31, 2008. To the extent we are unable to satisfy those covenants in the future, we will need to obtain waivers to avoid being in default of the terms of these credit lines. If an un-waived default occurs, the bank may require that we repay all amounts then outstanding. We expect that we will have sufficient resources to fund any amounts which may become due under these credit lines as a result of a default by us or otherwise. However, any amounts we are required to repay prior to a scheduled repayment date would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.

Inflation

To date, we believe that the effects of inflation have not had a material adverse effect on our results of operations or financial condition.

Certain Factors Which Might Affect Future Results

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. This discussion highlights some of the risks which may affect future operating results. These are the risks and uncertainties we believe are most important for you to consider. Additional risks and uncertainties not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also impair our business operations. If any of the following risks or uncertainties actually occurs, our business, financial condition and operating results would likely suffer. See “Item 1A.  Risk Factors”.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk - Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the British pound sterling. During the years ended December 31, 2008 and 2007 expenses associated with our UK subsidiary were denominated in the British pound sterling. This creates a foreign currency exchange risk for us.

Our UK subsidiary has inter-company accounts that eliminate upon consolidation; such accounts expose us to foreign currency rate movements. We record all exchange rate fluctuations in our consolidated statements of operations under “other income (expense).”  We have implemented a risk management program under which we measure foreign currency exchange risk monthly and manage those exposures through the use of various internal controls. This process is designed to minimize foreign currency translation exposures that could otherwise affect consolidated results of operations.

Interest Rate Sensitivity - We currently invest cash and cash equivalents primarily in bank short-term investment accounts or money market funds, U.S. agency notes and corporate bonds. Amounts at times exceed federally insured limits. We maintain this cash at high credit quality financial institutions and invest in quality investments rated at least A2 by Moody’s Investors Service or A by Standards & Poors and as a result believe that our risk is limited.  We had unrestricted cash, cash equivalents and short-term investments totaling approximately $10.7 million at December 31, 2008. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future interest income.

We have a working capital line of credit and bank equipment loans that bear interest based upon the prime rate plus 0.25% and 0.75% - 1.0%, respectively. At December 31, 2008 the prime rate was 3.25%, and there was $1,384,000 and $443,670 outstanding under our working capital line of credit and bank equipment loans, respectively. If the prime rate fluctuated by 10%, and based on amounts outstanding as of December 31, 2008, interest expense for the year would have increased by approximately $183,000.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMANTARY DATA

(a)	The following documents are filed as part of this report and are included in this report immediately following the signature pages of this report:

(1)
 Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Notes to Consolidated Financial Statements

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROL AND PROCEDURES

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

Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of the Company's management, including our principal executive and principal financial officers, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this evaluation under the COSO Framework, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2008.

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

Our management does not expect that our disclosure controls and procedures and our internal control over financial reporting will prevent all errors and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls system are met.  The design of any system of controls is based in part upon assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 is incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, the Board of Directors and other officers and employees. A copy of our Code of Ethics may be obtained at no charge by writing to us at the following address: etrials Worldwide, Inc., Attn:  Joseph (Jay) Trepanier III, 4000 Aerial Center Parkway, Morrisville, NC 27560.

Item 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 is incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year covered by the financial statements included in this Report.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 The information required by Item 13 is incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of shareholders. In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year covered by the financial statements included in this Report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 is incorporated by reference to our definitive proxy statement relating to our 2009 annual meeting of shareholders.  In accordance with Regulation 14A, we will be filing that proxy statement no later than 120 days after the end of the last fiscal year covered by the financial statements included in this Report.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The information required by this Item 15 is incorporated by reference from the Exhibit Index that appears in this Report immediately following the financial statements included in this Report.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

etrials Worldwide, Inc. By: /s/ M. Denis Connaghan M. Denis Connaghan, Chief Executive Officer March 10, 2009

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATED

/s/ M. Denis Connaghan M. Denis Connaghan	President and Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2009

/s/ Joseph (Jay) Trepanier III Joseph (Jay) Trepanier III	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2009

/s/ Robert Brill Robert Brill	Director	March 10, 2009

Peter Collins	Director

/s/ Kenneth Jennings Kenneth Jennings	Director	March 10, 2009

Hans Lindroth	Director

/s/ Don Russell Don Russell	Director	March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
etrials Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of etrials Worldwide, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of etrials Worldwide, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Raleigh, North Carolina
March 9, 2009

etrials Worldwide, Inc.
Consolidated Balance Sheets
	December 31,	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$10,699,537	$13,792,508
Short-term investments	-	1,448,526
Accounts receivable, net of allowance for doubtful accounts of $602,598 and $156,500, respectively	3,782,191	5,310,648
Inventories	136,500	554,430
Prepaid expenses and other current assets	299,353	330,082
Total current assets	14,917,581	21,436,194

Property and equipment, net	2,026,478	2,015,762
Goodwill	-	8,011,037
Other assets	119,538	119,538
Total assets	$17,063,597	$31,582,531

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$522,909	$720,243
Accrued expenses	2,446,552	1,747,257
Deferred revenue	1,637,817	1,705,544
Bank line of credit and other short-term borrowings	1,630,666	1,312,667
Current portion of capital lease obligations	133,559	429,789
Total current liabilities	6,371,503	5,915,500
Capital lease obligations, net of current portion	-	23,956
Long-term borrowings, net of current portion	197,004	250,337
Total liabilities	6,568,507	6,189,793

Commitments and contingencies

Stockholders' equity
Common stock; $0.0001 par value; 50,000,000 shares authorized at December 31, 2008 and December 31, 2007; and 10,767,520 and 12,579,701 issued and outstanding at December 31, 2008 and December 31, 2007, respectively	1,077	1,258
Additional paid-in capital	56,203,286	55,301,138
Deferred compensation	(1,927)	(18,927)
Accumulated deficit	(45,707,346)	(29,890,731)
Total stockholders' equity	10,495,090	25,392,738

Total liabilities and stockholders' equity	$17,063,597	$31,582,531

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Operations

	Years Ended December 31
	2008	2007

Net service revenues	$15,060,911	$18,349,261
Reimbursable out-of-pocket revenues	1,181,409	4,090,343
Total revenues	16,242,320	22,439,604

Costs and expenses:
Costs of revenues	9,840,263	9,273,288
Reimbursable out-of-pocket expenses	1,181,409	4,090,343
Sales and marketing	4,735,591	4,789,936
General and administrative	6,384,735	7,249,974
Research and development	2,102,023	2,216,346
Impairment of goodwill	8,011,037	-
Amortization of intangible assets	-	15,199
Litigation settlement	-	1,750,000
Total cost and expenses	32,255,058	29,385,086
Operating loss	(16,012,738)	(6,945,482)

Other income (expenses):
Interest expense	(120,207)	(147,872)
Interest income	349,591	944,345
Other expense, net	(33,261)	(15,941)
Total other income, net	196,123	780,532
Net loss	$(15,816,615)	$(6,164,950)

Net loss per share:
Basic and diluted	$(1.45)	$(0.57)

Weighted average common shares outstanding:
Basic and diluted	10,913,536	10,805,664

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Stockholders' Equity

			Additional			Total
	Common Stock		Paid-In	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity
Balance at December 31, 2006	12,278,803	$1,228	$53,629,085	$(108,102)	$(23,725,781)	$29,796,430

Stock-based compensation recorded in accordance with SFAS 123R	-	-	1,340,528	-	-	1,340,528
Amortization of deferred stock-based compensation	-	-	-	33,791	-	33,791
Reversal of employee stock compensation expense due to terminations	-	-	(73,578)	55,384	-	(18,194)
Issuance of restricted common stock	50,000	5	36,537	-	-	36,542
Issuance of common stock to consultant	10,727	1	50,416	-	-	50,417
Exercise of employee stock options	240,171	24	318,150	-	-	318,174
Net loss	-	-	-	-	(6,164,950)	(6,164,950)

Balance at December 31, 2007	12,579,701	$1,258	$55,301,138	$(18,927)	$(29,890,731)	$25,392,738

Stock-based compensation recorded in accordance with SFAS 123R	-	-	1,287,465	-	-	1,287,465
Amortization of deferred stock-based compensation	-	-	-	17,000	-	17,000
Cancellation of trigger shares	(1,566,250)	(157)	157	-	-	-
Issuance of restricted common stock	247,067	25	54,209	-	-	54,234
Cancellation of restricted shares	(131,250)	(13)	13	-	-	-
Exercise of employee stock options	2,756	-	5,319	-	-	5,319
Purchase of outstanding common stock	(364,504)	(36)	(445,015)	-	-	(445,051)
Net loss	-	-	-	-	(15,816,615)	(15,816,615)
Balance at December 31, 2008	10,767,520	$1,077	$56,203,286	$(1,927)	$(45,707,346)	$10,495,090

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Cash Flows

	Years Ended December 31
	2008	2007
Operating activities
Net loss	$(15,816,615)	$(6,164,950)

Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill	8,011,037	-
Inventory writedown to lower of cost or market	246,453	-
Depreciation and amortization	1,152,302	1,222,832
Accretion of discount on investments held-to-maturity	-	(4,743)
Non-cash stock-based compensation expense	1,358,699	1,443,084
Provision for allowance for doubtful accounts	446,098	(134,500)
Loss on disposal of assets	-	2,281
Changes in operating assets and liabilities:
Accounts receivable	1,082,359	(195,798)
Prepaid expenses and other assets	30,729	76,187
Inventories	171,477	(554,430)
Accounts payable and accrued expenses	501,961	(313,197)
Deferred revenue	(67,727)	(307,989)
Net cash used in operating activities	(2,883,227)	(4,931,223)

Investing activities
Purchase of property and equipment	(785,681)	(461,111)
Capitalized internal software development costs	(377,337)	(265,486)
Maturities of short-term investments	1,448,526	12,441,474
Purchases of short-term investments	-	(5,724,964)
Net cash provided by investing activities	285,508	5,989,913

Financing activities
Purchase of outstanding common stock	(445,051)	-
Net proceeds from bank line of credit	258,000	600,000
Proceeds from bank equipment loan	240,000	500,000
Payments on bank equipment loan	(233,334)	(202,996)
Principal payments on capital leases	(320,186)	(310,027)
Proceeds from issuance of stock options and warrants	5,319	318,174
Net cash (used in) provided by financing activities	(495,252)	905,151

Net (decrease) increase in cash and cash equivalents	(3,092,971)	1,963,841
Cash and cash equivalents at beginning of year	13,792,508	11,828,667
Cash and cash equivalents at end of year	$10,699,537	$13,792,508

Supplemental cash flow information:
Cash paid for interest	$127,407	$136,038
Non-cash information:
Purchase of inventory under capital leases	$-	$642,130

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

In connection with the offering, CEA issued to representatives of its underwriter options to purchase 350,000 units at an exercise price of $9.90 per unit.  Each unit consists of one share of common stock and two warrants to purchase one common share each at an exercise price of $6.40 per share.  The unit purchase options expired on February 11, 2009.

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

The shares of common stock held by etrials stockholders were converted into a total of 7,446,360 shares of CEA’s common stock, or approximately 60.3% of the subsequently outstanding common stock of the combined company.  In connection with the merger, etrials’ stockholders also received warrants to purchase 4,250,000 shares of CEA common stock with an exercise price of $5.00 per share.  The warrants issued in the merger were immediately tradable.

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

Shares Held in Escrow

A total of 1,400,000 shares of common stock of the Company issued to etrials stockholders in the merger with CEA and 166,250 shares of common stock of former CEA shareholders (including all CEA officers and directors) were placed in escrow (“Trigger Shares”) not released unless and until, prior to February 19, 2008, over a 20 consecutive trading day period (i) the volume weighted average price of etrials common stock was $7.00 or more, and (ii) the average daily trading volume was at least 25,000 shares.  The Trigger Shares were cancelled because these conditions were not met by February 19, 2008.

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

 Revenue Recognition

The Company derives its revenues from providing software application-hosting which includes: services, software and usage fees, hosting fees, and other fees. Revenues resulting from software application-hosting are recognized in accordance with Emerging Issues Task Force (EITF) Issue No. 00-03, Application of AICPA Statement of Position 97-2 to Arrangements that include the Right to Use Software Stored on Another Entity’s Hardware, Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin (SAB) Nos. 101 and No. 104, Revenue Recognition. The Company recognizes revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the service has been provided to the customer; (3) the collection of fees is probable; and (4) the amount of fees to be paid by the customer is fixed or determinable.

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

The estimated total labor hours of contracts are reviewed and revised periodically throughout the duration of the contracts with adjustment to revenues from such revisions being recorded on a cumulative basis in the period in which the revisions are made. When estimates indicate a loss, such loss is recognized in the current period in its entirety. Because of the inherent uncertainties in estimating total labor hours, it is reasonably possible that the estimates will change in the near term and could result in a material change. The Company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management’s estimates of contract revenues. As of December 31, 2008, the Company has not experienced any material losses on uncompleted contracts.

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

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. As of December 31, 2008, the Company has not experienced any material losses on uncompleted contracts.

The following summarizes the components of the revenues recognized for the years ended December 31, 2008 and 2007:

	Year Ended December 31
	2008	2007

Services	$11,234,303	$13,561,970
Software and usage fees	2,518,609	3,155,493
Hosting fees	1,307,999	1,631,798
Net service revenues	15,060,911	18,349,261
Reimbursable out-of-pocket revenues	1,181,409	4,090,343
Total	$16,242,320	$22,439,604

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

Internal Use Software and Website Development Costs

The Company applies the guidance of EITF Issue No. 00-2, Accounting for Web Site Development Costs, which sets forth the accounting for website development costs based on the website development activity. The Company applies the guidance set forth in SOP No. 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (SOP No. 98-1), in accounting for the development of internal use software. SOP No. 98-1 requires companies to capitalize qualifying computer software costs, which are incurred during the application development stage and amortize them over the software’s estimated useful life of one to five years. The Company has capitalized $377,337and $265,486 of internal software development costs during the years ended December 31, 2008 and 2007, respectively.

Warranties and Indemnification

The Company’s hosting service is typically warranted to perform in a manner consistent with general industry standards that are reasonably applicable and substantially in accordance with the Company’s online help documentation under normal use and circumstances. The Company’s arrangements also include certain provisions for indemnifying customers against liabilities if its products or services infringe a third party’s intellectual property rights. The Company has not previously incurred costs to settle claims or pay awards under these indemnification obligations. The Company accounts for these indemnity obligations in accordance with Statement of Financial Accounting Standard (SFAS) No. 5, Accounting for Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these agreements as of December 31, 2008.

The Company has entered into service level agreements with its hosted application customers warranting certain levels of uptime reliability and permitting those customers to receive credits against monthly hosting fees or terminate their agreements in the event that the Company fails to meet those levels. As of December 31, 2008, the Company has not incurred any material costs as a result of such indemnifications and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements.

Concentration of Credit Risk

The following table summarizes the number of customers who individually comprise greater than 10% of consolidated revenues and consolidated accounts receivable.

	Number of Customers	Percent of Consolidated Revenue	Number of Customers	Percent of Consolidated Accounts Receivable

Year ended December 31:
2008	2	28%	1	21%
2007	2	29%	3	52%

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

The Company serves all of its application-hosting customers from third-party web hosting facilities located in North Carolina and Kentucky. The Company does not control the operation of these facilities, and they are vulnerable to damage or interruption. The Company maintains redundant systems that can be used to provide service in the event the third-party web hosting facilities becomes unavailable, although in such circumstances, the Company’s service might be interrupted during the transition.

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

Inventory

Inventory consists of electronic patient diaries purchased for future clinical trials.  Inventory is valued at the lower of cost or market value and is allocated on an average cost method.  During the three months ended September 30, 2008, the Company wrote down its inventory by approximately $246,000 to its estimated market value.  This charge has been recorded within costs of revenues in the accompanying statement of operations.

Property and Equipment

Property and equipment is recorded at cost. Computer hardware, software and equipment and furniture and fixtures are depreciated on a straight-line basis over the estimated useful lives of the assets and leasehold improvements are amortized over the lease term, as follows:

Asset	Years
Leasehold improvements	Shorter of useful life or lease term
Computer hardware, software and equipment	3 to 5
Capitalized internal software development costs	1 to 5
Furniture and fixtures	5 to 7

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

During the nine months ended September 30, 2008, the Company experienced a significant decline in market capitalization.  In addition, the Company experienced a decline in revenues resulting from, among other things, customer delays and timing of new contracts.  These conditions and their effect on the Company’s current and future financial performance and financial condition indicated a possible impairment of the Company’s recorded goodwill balance and required the Company to perform an interim impairment analysis to determine whether actual impairment had occurred.  Based on this interim impairment analysis, management concluded that its goodwill balance was impaired and therefore recorded an impairment charge of $3,995,000.  The Company’s goodwill evaluation utilized various valuation techniques, primarily an estimation of the present value of its future cash flows that considered the anticipated revenue and earnings effects of the economic conditions, industry conditions, and conditions specific to the Company described above.

As part of its annual goodwill impairment analysis performed during the fourth quarter, management noted that the Company had experienced additional significant decline in its market capitalization subsequent to November 2008.  In addition, the global economic recession continued to have a negative impact on the Company’s revenues and the timing of new contracts, which impacted certain assumptions used in the goodwill impairment analysis, including the projected cash flows, discount rates, and control premiums.  Accordingly, the Company performed an impairment analysis during the fourth quarter for the remaining goodwill balance and concluded that additional impairment existed. As a result of this analysis, the Company concluded that the remaining goodwill balance was fully impaired.  Accordingly, the Company recorded a total goodwill impairment charge of $8,011,037 for the year-ended December 31, 2008.

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

The Company maintains an Equity Compensation Plan (the “Plan”) to provide incentives to eligible employees, officers, directors and consultants in the form of non-qualified stock options and, as permissible, incentive stock options. The Company has reserved a total of 3,500,000 shares of common stock for issuance under the Plan. Of this amount, 1,341,698 shares are available for future stock option grants as of December 31, 2008.

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

Advertising Expense

The cost of advertising is expensed as incurred. Advertising expense, including trade show expenses, amounted to approximately $243,000 and $667,000 for the years ended December 31, 2008 and 2007, respectively.

Income Taxes

etrials Worldwide, Inc. and its subsidiaries are subject to U.S. federal income tax, UK income tax and income tax in multiple state jurisdictions.  The Company's 2005 through 2007 U.S. federal income tax returns remain open for examination by the Internal Revenue Service.  UK income tax returns remain open for examination by the UK HM Revenue & Customs for the 2006 & 2007 tax years. State income tax returns for the years 2003 through 2006 remain open to examination by state taxing authorities.   There are currently no income tax examinations in process.

In July 2006, the Financial Accounting Standards Board issued interpretation No. 48, Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”).  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.  The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for public companies for fiscal years beginning after December 15, 2006.  The Company adopted the provisions of FIN 48 on January 1, 2007.  As of December 31, 2008, management has evaluated the Company’s tax positions and has not identified any unrecognized tax benefits.  Therefore, no liability has been recorded as a result of the implementation of FIN 48.

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

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), establishes standards for the way public business enterprises report about operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance.  The Company concluded it  has one operating segment for purposes of applying the guidance set forth in SFAS 131.

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

The following common share equivalents have been excluded from the computation of diluted weighted average shares outstanding as the effect would have been anti-dilutive:

	Year Ended December 31
	2008	2007

Unvested restricted common stock	-	43,750
Unit purchase options	350,000	1,050,000
Stock options outstanding	1,848,504	2,754,703
Warrants outstanding	-	12,350,000

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

3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following:

	December 31
	2008	2007

Cash	$1,134,164	$371,582
Certificates of deposit	1,000,000	-
Money market	3,570,987	10,534,730
U.S. agency notes	2,358,845	689,598
Corporate bonds	2,635,541	2,196,599
Total cash and cash equivalents	$10,699,537	$13,792,508

U.S. agency notes	$-	$399,407
Corporate bonds	-	1,049,119
Total short-term investments	$-	$1,448,526

4. Accounts Receivable

Accounts receivable consists of the following:

	December 31
	2008	2007

Billed accounts receivable	$2,540,934	$3,344,477
Unbilled accounts receivable	1,843,855	2,122,671
Total accounts receivable	4,384,789	5,467,148
Allowance for doubtful accounts	(602,598)	(156,500)

	$3,782,191	$5,310,648

The allowance for doubtful accounts consists of the following:

	December 31
	2008	2007

Reserve at beginning of year	$156,500	$22,000
Additions charged to expense	446,098	134,500
Deductions from reserve	-	-

Reserve at end of year	$602,598	$156,500

5. Property and Equipment

            Property and equipment consists of the following:

	December 31
	2008	2007

Leasehold improvements	$133,295	$90,643
Computer hardware, software and equipment	5,285,399	4,542,370
Capitalized internal software development costs	1,358,539	981,202
Furniture and fixtures	448,098	448,098
Total property and equipment	7,225,331	6,062,312
Accumulated depreciation and amortization	(5,198,853)	(4,046,551)

	$2,026,478	$2,015,762

The Company recorded depreciation expense for property and equipment of approximately $1,152,000 and $1,207,000 for the years ended December 31, 2008 and 2007, respectively.

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31
	2008	2007

Accrued severance	$622,587	$135,835
Accrued other expenses	550,368	279,605
Accrued client reimbursable expenses	290,559	451,614
Accrued bonus	278,582	-
Accrued vacation	235,094	282,663
Accrued rent	220,829	248,815
Accrued professional fees	146,203	171,941
Accrued compensation	102,330	176,784

	$2,446,552	$1,747,257

7. Income Taxes

The Company has no current provision for income taxes.  Due to the history of losses by the Company, management has determined that a valuation allowance is needed to reduce the net deferred tax assets to zero.  Components of the Company’s deferred tax assets and liabilities are as follows at December 31, 2008 and 2007:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$14,020,000	$11,468,000
Foreign net operating loss carryforward	567,000	705,000
Research and development tax credits	77,000	77,000
Inventory	97,000	-
Developed technology	777,000	890,000
Deferred compensation	945,000	765,000
Amortization	270,000	293,000
Accrued expenses	116,000	117,000
Reserve for doubtful accounts	175,000	60,000
	17,044,000	14,375,000
Deferred tax liabilities:
Fixed Assets	153,000	64,000

Deferred tax assets and liabilities	16,891,000	14,311,000
Valuation allowance	(16,891,000)	(14,311,000)
Net deferred tax assets and liabilities	$-	$-

The reasons for differences between the actual income tax benefit and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows for the years ended December 31, 2008 and 2007:

	2008	2007
Income tax provision (benefit) at statutory rate	$(5,112,000)	$(2,096,000)
State income taxes, net of federal benefit	(698,000)	(287,000)
Non-deductible expenses and other	3,116,000	78,000
Change in valuation allowance	2,694,000	2,305,000
Income tax benefit	$-	$-

The Company has operating loss carryforwards for federal tax purposes of approximately $37,604,000 and $31,011,000 at December 31, 2008 and 2007, respectively, expiring beginning in 2010.  The Company also has state net operating losses of approximately $26,613,000 and $20,347,000 at December 31, 2008 and 2007, respectively, available to offset future state taxable income, expiring beginning in 2010.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances.  Events which might cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative change in ownership of more than 50% over a three-year period.

The American Jobs Creation Act of 2004 added section 409A to the Internal Revenue Code (the “Code”).  Section 409A provides that all amounts deferred under a nonqualified deferred compensation plan for all taxable years are currently includible in gross income to the extent not subject to a substantial risk of forfeiture and not previously included in gross income, unless certain requirements are met.  Generally, these new rules are effective for amounts deferred after December 31, 2004.  Management has reviewed these requirements and believes all requirements have been met.  Actual results could differ.

8. Debt

Debt consists of the following:

	December 31	December 31
	2008	2007
Borrowings:
Bank line of credit, with an interest rate of 3.5% and 7.5% at December 31, 2008 and 2007, respectively	$1,384,000	$1,126,000
Bank equipment loan, with an interest rate of 8.25% at December 31, 2007	-	20,000
Bank equipment loan, with an interest rate of 4.0% and 8.0% at December 31, 2008 and 2007, respectively	250,337	417,004
Bank equipment loan, with an interest rate of 4.0% and 8.0% at December 31, 2008 and 2007, respectively	193,333	-

Total borrowings	1,827,670	1,563,004
Bank line of credit and other short-term borrowings	1,630,666	1,312,667

Long-term borrowings, less current portion	$197,004	$250,337

	December 31	December 31
	2008	2007

Aggregate annual maturities of long-term debt:
2009	$-	$166,667
2010	163,671	83,670
2011	33,333	-

Total	$197,004	$250,337

Bank Line of Credit

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 when a third loan agreement was added and on May 31, 2007 when a fourth loan agreement was added.  The first agreement is a $2,500,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%.  This line of credit has $1,384,000 outstanding as of December 31, 2008 and these borrowings are secured primarily by accounts receivable and other corporate assets.  The second agreement is a $300,000 equipment line of credit which was repaid during the three months ended March 31, 2008.  This loan funded equipment purchases and provided for interest at the bank’s prime rate of interest plus 1.0%. The third agreement is a $500,000 equipment loan which has $250,337 outstanding as of December 31, 2008. Borrowings under this equipment loan are being paid over a period of 36 months at the bank’s prime rate of interest plus 0.75%. The fourth agreement is a $240,000 equipment line of credit which had $193,333 outstanding as of December 31, 2008. This loan funded equipment purchases and provided for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit will be paid over a period of 39 months. The capital equipment borrowings are secured primarily by the fixed assets that were acquired.  In addition to the loans listed above, the Company has an additional amount of $500,000 available to borrow through the draw down period which expires September 10, 2009.  As of December 31, 2008, the Company has not exercised this option.

As a result of the goodwill impairment charge recorded during the third quarter, the lender amended certain restrictive financial covenants related to the outstanding debt such that the Company was in compliance at December 31, 2008.

9. Commitments and Contingencies

Commitments

The Company leases office space and office equipment under non-cancelable operating leases expiring from 2007 through 2013.  The cost of property and equipment that is acquired under terms of leases that substantially transfer all of the rights and risk of ownership are capitalized by the Company. The original cost and related accumulated depreciation on property and equipment under capital leases as of December 31, 2008 was approximately $100,000 and $61,000, respectively.  Depreciation expense related to the capital assets acquired under capitalized leases has been included in the applicable accumulated depreciation accounts.

At December 31, 2008, future minimum lease payments under capital and operating leases are as follows:

Periods Ending December 31,	Capital Leases	Operating Leases

2009	$136,232	$561,382
2010	122	570,465
2011	-	441,751
2012	-	414,732
2013 and thereafter	-	99,646
Total required lease payments	$136,354	$2,087,976
Less interest included	(2,795)	-
Total minimum payments	133,559	$2,087,976
Current portion of capital lease	133,559
Long term portion of capital lease	$-

Rent expense totaled approximately $587,000 for the years ended December 31, 2008 and 2007.  The Company also has a co-location agreement that expires in 2011.  This agreement is for hosted related services.

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

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s consolidated balance sheets as of December 31, 2008 and December 31, 2007.

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

Retirement Plan

The Company has established a 401(k) retirement plan for the benefit of all eligible U.S. employees. Participants may contribute a portion of eligible wages, not to exceed annual statutory limitations, to the plan. The Company has elected in 2006 under Safe Harbor rules to match eligible employee contributions at a rate of 100% of the employee contribution limited to 5% of the employee salary. For its employees located in the United Kingdom, the Company contributes 5% of staff salaries to an independent employee retirement plan. The Company made total contributions to both plans of approximately $207,000 and $247,000 for the years ended December 31, 2008 and 2007, respectively.
10. Stockholders’ Equity

Warrants

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

The Company’s 12,350,000 outstanding warrants at December 31, 2007 were issued in two transactions. CEA sold 4,025,000 units (the Units) in its initial public offering in 2004. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two warrants. In connection with this initial public offering, CEA issued an option for $100 to the representative of the underwriters to purchase 350,000 Units at an exercise price of $9.90 per Unit. In connection with the CEA merger, the Company also issued to shareholders of etrials warrants to purchase 4,300,000 warrants as part of the merger consideration. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 per share on the terms and conditions set forth in the warrants and the warrant agreement governing the warrants.  The warrants expired on February 11, 2008.

In addition, 700,000 warrants underlying an underwriters’ purchase option are subject to the same terms and conditions as the outstanding warrants of the Company described above, except that the exercise price is $6.40 per share. These warrants also expired on February 11, 2008.

As of December 31, 2008, the Company had reserved a total of 3,540,202 of its authorized 50,000,000 shares of common stock for future issuance as follows:

	December 31	December 31
	2008	2007

Unit purchase options (See Note 1)	350,000	1,050,000
Stock options outstanding	1,848,504	2,754,703
Reserved for future stock option grants	1,341,698	388,255
Common stock warrants outstanding	-	12,350,000

Total shares reserved for future issuance	3,540,202	16,542,958

11. Stock-Based Compensation

The Company’s 2005 Equity Performance Plan (the “Plan”) was approved by the shareholders of the Company on February 9, 2006.  The purpose of the Plan is to provide incentives to eligible employees, officers, directors and consultants in the form of non-qualified stock options and, as permissible, incentive stock options.  On February 9, 2006, the Company had a total of 2,100,000 shares of common stock reserved for issuance under the Plan.  On June 13, 2006, the shareholders voted to increase the number of shares issuable under the Plan to 3,200,000 shares.  On November 15, 2007, the shareholders voted to increase the number of shares issuable under the Plan to 3,500,000 shares.  Of this amount, 1,341,698 shares were available for future stock option grant as of December 31, 2008.

Effective with the adoption of SFAS 123R, the Company has elected to use the Black-Scholes-Merton option pricing model to determine the weighted average fair value of options granted.  The Company has a limited trading history for its common stock as it began trading on the NASDAQ Global Market on February 10, 2006.  Accordingly, the Company has determined the volatility for options granted in 2007 and 2008 based on an analysis of reported data for a peer group of companies that have issued stock options with substantially similar terms. The expected life of options granted by the Company has been determined based upon the “simplified” method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (“SAB 107”) and represents the period of time that options granted are expected to be outstanding.  The risk-free interest rate is based on a treasury instrument whose term is consistent with the expected life of the stock options. The Company has not paid and does not anticipate paying cash dividends on its shares of common stock; therefore, the expected dividend yield is assumed to be zero. In addition, SFAS 123R requires companies to utilize an estimated forfeiture rate when calculating the expense for the period, whereas, SFAS 123 permitted companies to record forfeitures based on actual forfeitures. The weighted average exercise price of options granted during the years ended December 31, 2008 and December 31, 2007, was $1.49 and $4.02, respectively. The assumptions utilized to determine the above values are indicated in the following table:

	Year Ended December 31	Year Ended December 31
	2008	2007
Expected dividend yield	0%	0%
Expected volatility	100%	100%
Risk-free interest rate	2.68%	4.36%
Expected life (in years)	4.0	4.0

During the years ended December 31, 2008 and 2007, respectively, the Company recorded $1,358,699 and $1,443,084 of stock-based compensation expense, of which $1,287,465 and $1,340,528 was related to options issued subsequent to the adoption of SFAS No. 123R.  The stock-based compensation expense recorded during the years ended December 31, 2008 and 2007 reduced both basic and diluted earnings per share by $0.12 and $0.13, respectively. As of December 31, 2008 and 2007, there was $696,095  and $2,507,994  of unrecognized compensation expense related to non-vested share awards issued under SFAS 123R that is expected to be recognized over a weighted-average period of 2.96 and 2.66 years, respectively.  Net cash provided by operating and financing activities was unchanged for the periods ended December 31, 2008 and 2007, since there were no excess tax benefits from stock-based compensation plans.  The remaining stock-based compensation expense is due to the amortization of previously recorded deferred compensation, for stock options that have continued to be accounted for under APB 25 in accordance with the prospective transition method of SFAS 123R.  As of December 31, 2008 and 2007, there was $17,000 and $89,175 of deferred compensation recorded related to such options.

The following summarizes activity of the Plan:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term (years)

Outstanding at December 31, 2006	2,775,913	$3.82
Granted	746,203	4.02
Exercised	(301,410)	1.72
Canceled	(466,003)	4.92
Outstanding at December 31, 2007	2,754,703	$3.92
Granted	817,500	1.49
Exercised	(2,756)	1.93
Canceled	(1,720,943)	4.11
Outstanding at December 31, 2008	1,848,504	$2.67	$-	5.78

Exercisable at December 31, 2008	1,039,421	$3.20	$-	4.07

The total intrinsic value of options exercised during the year ended December 31, 2008 and 2007 was approximately zero and $492,253, respectively.  Total fair value of shares vested during the year ended December 31, 2008 was $872,807.

Selected information regarding stock options as of December 31, 2008 is as follows:

			Options Outstanding			Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
			Number of	Life	Exercise	Number of	Exercise
Exercise Price			Shares	(in Years)	Price	Shares	Price

$1.10	-	$2.02	977,609	7.49	$1.52	401,359	$1.89
$2.03	-	$2.95	327,379	4.82	2.26	229,879	2.19
$2.96	-	$3.88	58,000	3.74	3.10	17,500	3.09
$3.89	-	$4.81	200,519	4.19	4.51	180,183	4.53
$4.82	-	$5.71	284,997	2.53	5.69	210,500	5.70
			1,848,504	5.78	$2.67	1,039,421	$3.20

A summary of the activity of the Company’s restricted stock is as follows:

Shares

Unvested at December 31, 2006	-
Granted	50,000
Vested	(6,250)
Forfeited
Unvested at December 31, 2007	43,750
Granted	247,067
Vested	(133,680)
Forfeited	(157,137)
Unvested at December 31, 2008	-

12. Quarterly Financial Data (unaudited)

The following table presents a summary of quarterly results of operations for 2007 and 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year ended December 31, 2007 (a):
Total revenues	$4,665,160	$7,039,130	$5,160,809	$5,574,506
Net loss	(996,852)	(1,267,926)	(1,362,388)	(2,537,784)
Net loss per share - basic and diluted	(0.09)	(0.12)	(0.13)	(0.23)

Year ended December 31, 2008:
Total revenues	$4,295,841	$4,309,232	$3,943,161	$3,694,086
Net loss	(2,037,484)	(2,229,709)	(6,096,118)	(5,453,304)
Net loss per share - basic and diluted	(0.19)	(0.20)	(0.56)	(0.50)

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

etrials Worldwide, Inc.
Exhibit Index

Exhibit	Description

3.1
Amended and Restated Certificate of Incorporation effective as of February 9, 2006.  (Incorporated by reference to Exhibit 3.1.1 to Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005.)

3.2	Amended and Restated Bylaws effective as of July 2, 2007. (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-KSB filed March 10, 2008.)

4.1	Specimen Unit Certificate. (Incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003.)

4.2	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.2 to Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003.)

4.3	Specimen Warrant Certificate. (Incorporated by reference to Exhibit 4.3 to Registration Statement No. 333-110365 on Form S-1 filed November 10, 2003.)

4.4	Form of Unit Purchase Option. (Incorporated by reference to Exhibit 4.4 to Registration Statement No. 333-110365 on Form S-1/A filed February 9, 2004.)

4.5
Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (Incorporated by reference to Exhibit 4.5 to Registration Statement No. 333-110365 on Form S-1/A filed February 9, 2004.)

10.2	Employment Agreement dated August 22, 2005, between the Registrant and James W. Clark, Jr. (Incorporated by reference from Exhibit 10.6 to Current Report on Form 8-K filed August 25, 2005.)

10.3	Employment Agreement dated August 22, 2005, between the Registrant and Michael Harte. (Incorporated by reference from Exhibit 10.7 to Current Report on Form 8-K filed August 25, 2005.)

10.4
RBC Loan and Security Agreement, dated February 1, 2005, between etrials Worldwide, Inc. and RBC Centura Bank. (Incorporated by reference to Exhibit 10.26 to Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005.)

10.5
Negative Pledge Agreement, dated February 1, 2005, between etrials Worldwide, Inc. and RBC Centura Bank. (Incorporated by reference to Exhibit 10.27 to Registration Statement No. 333-110365 on Form S-4 filed October 28, 2005.)

10.6
Exclusive License Agreement, dated August 10, 2005, between MiniDoc AB and etrials Worldwide, Inc. (Incorporated by reference to Exhibit 10.33 to Registration Statement No. 333-110365 on Form S-4/A filed December 13, 2005.)

10.7
Unconditional Guaranty Agreement, dated February 14, 2006, by and among etrials Worldwide, Inc., etrials Worldwide Limited and RBC Centura Bank. (Incorporated by reference to Exhibit 10.34 to Current Report on Form 8-K filed February 15, 2006.)

10.8
Third Modification Agreement, dated March 17, 2006, by and among etrials Worldwide, Inc., etrials, Inc., etrials Worldwide Limited and RBC Centura Bank. (Incorporated by reference to Exhibit 10.35 to Current Report on Form 8-K/A filed March 31, 2006.)

10.9
Fourth Modification Agreement, dated as of April 21, 2006, by and among etrials Worldwide, Inc., etrials, Inc., etrials Worldwide Limited and RBC Centura Bank. (Incorporated by reference to Exhibit 10.36 to Quarterly Report on Form 10-QSB filed May 15, 2006.)

10.10
Fifth Modification Agreement, dated as of May 31, 2006, by and among etrials Worldwide, Inc., etrials, Inc., etrials Worldwide Limited and RBC Centura Bank. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed June 2, 2006.)

10.12
etrials, Inc. Commercial Promissory Note, dated as of May 31, 2006, in the principal amount of $500,000, payable to RBC Centura Bank. (Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed June 2, 2006.)

10.13	Employment Agreement, dated as of May 18, 2007, between etrials Worldwide, Inc. and Eugene Jennings. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed May 22, 2007.)

10.14
Restricted Stock Agreement Pursuant to etrials Worldwide, Inc. 2005 Performance Equity Plan, dated as of May 18, 2007, between etrials Worldwide, Inc. and Eugene Jennings.  (Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed May 22, 2007.)

10.15
Nonqualified Stock Option Agreement, dated as of May 18, 2007, between etrials Worldwide, Inc. and Eugene Jennings.  (Incorporated by reference to Exhibit 99.4 to Current Report on Form 8-K filed May 22, 2007.)

10.16
Sixth Modification Agreement, dated as of May 31, 2007, by and among etrials Worldwide, Inc., etrials, Inc., etrials Worldwide Limited and RBC Centura Bank. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed July 16, 2007.)

10.17
etrials, Inc. Commercial Promissory Note, dated as of May 31, 2007, in the principal amount of $500,000, payable to RBC Centura Bank. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed July 16, 2007.)

10.18
Assignment and Assumption Agreement, dated as of May 31, 2007, by and among etrials Worldwide, Inc., etrials, Inc., etrials Worldwide Limited and RBC Bank. (Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed July 16, 2007.)

10.19	2005 Performance Equity Plan, as amended through September 7, 2007. (Incorporated by reference to Exhibit 10.47 to Quarterly Report on Form 10-QSB filed November 13, 2007.)

10.20
Seventh Modification Agreement, dated as of May 31, 2008, by and among etrials Worldwide, Inc., etrials, Inc., etrials Worldwide Limited and RBC Bank (USA) (f/k/a RBC Centura Bank). (Incorporated by reference to Exhibit 10.23 to Quarterly Report on Form 10-Q filed November 12, 2008.)

10.21
Eighth Modification Agreement, dated as of November 5, 2008, by and among etrials Worldwide, Inc., etrials, Inc., etrials Worldwide Limited and RBC Bank (USA) (f/k/a RBC Centura Bank). (Incorporated by reference to Exhibit 10.24 to Quarterly Report on Form 10-Q filed November 12, 2008.)

10.22	2008 Executive Incentive Bonus Plan. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed March 21, 2008.)

10.23	Employment Agreement, dated October 7, 2008, between etrials Worldwide, Inc. and Chuck Piccirillo. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed October 31, 2008.)

10.24	Employment Agreement, dated October 7, 2008, between etrials Worldwide, Inc. and Jay Trepanier. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed October 31, 2008.)

10.25
Employment Agreement, dated November 12, 2008, between etrials Worldwide, Inc. and Michael Denis Connaghan. (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed November 14, 2008.)

10.26
Restricted Stock Agreement Pursuant to etrials Worldwide, Inc. 2005 Performance Equity Plan, dated November 12, 2008, between etrials Worldwide, Inc. and Michael Denis Connaghan. (Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed November 14, 2008.)

10.27
Incentive Stock Option Agreement, dated November 12, 2008, between etrials Worldwide, Inc. and Michael Denis Connaghan. (Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed November 14, 2008.)

10.28	etrials, Inc. Second Amended and Restated Commercial Promissory Note, dated as of May 31, 2008, in the principal amount of $2,500,000, payable to RBC Centura Bank.*

14.1	Code of Ethics of etrials Worldwide, Inc., as amended by the Board of Directors on April 6, 2008. (Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed April 10, 2006.)

21.1	Subsidiaries of etrials Worldwide, Inc.*

23.1	Consent of Ernst & Young LLP to incorporate by reference to Registration Statements on Form S-8 Nos. 333-151051 and 333-136668.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.