Form 10-K/A
period 2008-12-31
ETRIALS WORLDWIDE INC.
filed 2009-04-30
CIK 1268904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________

FORM 10-K/A
(Amendment No. 1)

  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008, or

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to__________

Commission file number 000-50531
_________________________

ETRIALS WORLDWIDE, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-0308891
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4000 Aerial Center Parkway
Morrisville, North Carolina 27560
(Address of principal executive offices, including zip code)

(919) 653-3400
(Registrant’s telephone number, including area code)
__________________________

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, par value $.0001 per share

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).     Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” (as defined in Rule 12b-2 of the Act) (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2008, was approximately $12,290,536 (based on the closing sale price of $1.85 per share).  The number of outstanding shares of the registrant’s Common Stock, $.0001 par value per share, as of April 24, 2009 was 10,804,585.

ANNUAL REPORT ON FORM 10-K/A

Table of Contents

i

EXPLANATORY NOTE

Certain information required by Part III of Form 10-K was omitted from our report on Form 10-K filed on March 11, 2009, because at that time we intended to file a definitive proxy statement for our 2009 Annual Meeting of Stockholders within 120 days after the end of our fiscal year pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended.  Because we no longer intend to file the definitive proxy statement within the 120-day period, the omitted information is filed herewith and provided below as required.

PART III

ITEM  10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Certificate of Incorporation provides that our Board of Directors is divided into three classes of directors with the numbers of directors in each class to be as nearly equal as possible.  Each class of directors generally serves a three-year term.  The terms of each class of directors ends at different consecutive annual meetings of stockholders.  Directors within the same class have terms that end at the same annual meeting as other directors in the same class.  However, to ensure compliance with NASDAQ rules regarding independence, as well as to ensure the number of directors in each class is as equal as possible as is required by our Certificate of Incorporation, it is sometimes necessary to elect a director for a term of less than three years. This system of electing directors is often called a staggered Board of Directors.  A staggered Board system facilitates continuity of Board membership.  Having a staggered Board also makes it more difficult for stockholders, including a buyer seeking to purchase control of the Company, to quickly replace all or a majority of the Board.  For this reason, a staggered Board is considered an anti-takeover measure that discourages potential buyers from seeking to purchase the Company, unless the current Board of Directors approves the acquisition.

Our Bylaws authorize the Board of Directors to fix the number of directors that constitute the whole Board at any number that is not less than one and not more than nine.  The Board of Directors currently consists of six directors who are divided into three classes, with each of the directors having terms that end with the election of their successors at the annual meetings of stockholders for the years indicated below.

The following directors’ terms end when their successors are elected at the 2009 annual meeting of shareholders.

Name, Age, and Service On Board	Information about Nominee
Hans Lindroth 50 Years Old Director Since February 2006
Hans Lindroth has been a Board member since February 2006.  He served as a member the Board of Directors of our subsidiary, etrials, Inc., from January 2003 until February 2006.  Mr. Lindroth was the Chairman of the Board of Directors from February 2006 through May 2008.  Since April 1998, Mr. Lindroth has served as chief executive officer of Lingfield AB, an organization that manages a group of investment vehicles whose beneficial owner is the Peder Sager Wallenberg Charitable Trust.  Mr. Lindroth is a non-executive director of several companies, including two companies that are publicly listed in Sweden – MiniDoc AB and Smarteq AB. Mr. Lindroth received his undergraduate degree in management, finance and computer science and received a Master of Arts in political science from the University of Stockholm.

Name, Age, and Service On Board	Information about Nominee

Peter Collins 40 Years Old Director Since January 2005
Peter Collins has been a Board member since January 2005.  He is Managing Principal of Forge Capital Partner LLC, a diversified merchant banking, private equity and real estate investment business headquartered in Tampa, FL.  Additionally, Mr. Collins is the co-founder and President of Community Reinvestment Partners, LP, a group of private real estate investment partnerships focused on acquiring and developing income-producing commercial real estate in low to moderate-income communities.  From December 1997 to May 2002, Mr. Collins was a Partner at Rock Creek Capital, a private equity firm.  From June 1994 to December 1997, Mr. Collins served as a Manager with the Florida State Board of Administration (Florida’s Public Pension Fund) and was also the chief of staff for four years for State Senator Charles Williams.  Mr. Collins also currently serves as a non-executive director of Digital Lightwave, a public company and as a director/advisor to several private companies and venture capital firms.  Mr. Collins received both an undergraduate degree in Finance and a Master of Business Administration in Finance from Florida State University.

The following directors’ terms end when their successors are elected at the 2010 annual meeting of stockholders.

Name, Age, and Service on Board	Information about Director
Donald Russell 56 Years Old Director Since November 2003
Donald Russell has been a Board member since November 2003.  He served as our Vice Chairman from October 2003 until he resigned from that position in February 2006.  Mr. Russell is also a Board member of Aerosonic Corporation (AIM), an American Stock Exchange company.  Mr. Russell has been the Chairman of the Investment Committee for CEA Capital Partners USA, L.P., a $150 million private equity fund, since its inception in February 1997.  He also has been a member of the Investment Committee of Seaport Capital Partners II, L.P., a $262 million private equity fund, since its inception in February 2000.  Both of these funds are focused on the entertainment, media, telecommunications and information services industries.  From July 1987 to June 1994, Mr. Russell was President of Communications Equity Associates’ New York affiliate, CEA, Inc., and was responsible for overseeing CEA’s mergers, acquisitions and corporate financing business in the cable television and broadcasting segments.  Mr. Russell received a Bachelor of Arts in economics from  Colgate University.  He was elected to the Society of International Business Fellows in 2000.

Name, Age, and Service on Board	Information about Director

M. Denis Connaghan 58 Years Old Director Since November 2008
M. Denis Connaghan has been a Board member and Chief Executive Officer of the Company since November 2008.  Mr. Connaghan was a Managing Director, Global Operations and Global IT Program Management Offices with Marsh USA, Inc., a subsidiary of Marsh McLennan Company, from March 2007 through March 2008.  Prior to that, he was a consultant to Marsh USA, Inc. from October 2006 through March 2007.  Before joining Marsh, Mr. Connaghan was Chief Executive Officer of P2Plink, a medical bill processing and review company related to workman’s compensation insurance owned by The Hartford and Marsh USA from February 2005 through September 2006.  Prior to that, he was a self-employed independent executive consultant providing advice to numerous companies in health care technology related businesses from April 2003 through December 2004.  From May 2002 through March 2003, he was Chief Executive Officer, Transaction Services for a division of Medic Computer Systems/MISYS Healthcare Systems, which provides hardware and software solutions for healthcare providers.  He joined MISYS Healthcare in September 1999.  From early 1996 until August 2004, he was a member of the Board of Directors of Transolutions, Inc., a medical transcription company.  Mr. Connaghan received a Master in Business Administration in 1990 from the University of Chicago Graduate School of Business.

The following directors’ terms end when their successors are elected at the 2011 annual meeting of stockholders.

Name, Age, and Service on Board	Information about Director
Robert Brill 62 Years Old Director Since February 2006 Chairman of the Board
Robert Brill has been a Board member since February 2006.  He served as a member of the Board of Directors of our subsidiary, etrials, Inc., from December 2003 until February 2006.  Dr. Brill has been founding managing partner of Newlight Associates since June 1997, and was a general partner of PolyVentures, whose principal investment focus was on early stage investments in technology companies, from August 1988 until December 2002.  Dr. Brill was also a founding member of the Technical Advisory Board of the Semiconductor Research Corporation.  Dr. Brill received a Doctor in Philosophy in physics from Brown University and a Bachelor of Arts and Bachelor of Science in engineering physics from Lehigh University, both with honors.  Dr. Brill also holds multiple patents and invention disclosures.

Kenneth Jennings, Ph.D. 54 Years Old Director Since November 2007
Kenneth Jennings has been a Board member since November 2007.  He is the owner and Managing Director of Third River Partners, LLC (formerly called Venture Works Partners), a consulting company, where he focuses on growth strategies and developing client companies’ human resources.  He has held these positions since January 2000.  Mr. Jennings received a Bachelor of Science in behavioral science from the Air Force Academy in 1977, a Master of Science in management from the Air Force Institute of Technology in 1981 and a Doctor of Philosophy in organizational development from Purdue University in 1986.

Selection of Nominees for the Board of Directors

The Nominating and Corporate Governance Committee reviews and reports to the Board on a periodic basis with regard to the size of the Board of Directors, criteria and qualifications for membership on the Board and reviews the qualifications of both current members and new candidates.

The Nominating Committee will consider candidates for our Board proposed by stockholders in accordance with our established procedures, which did not change in fiscal year 2008.

Audit Committee

The Audit Committee assists the Board in its general oversight of our financial reporting, internal controls and audit functions, and is directly responsible for the appointment, retention, compensation and oversight of the work of our independent registered public accounting firm.  The members of the Audit Committee are Robert Brill, Peter Collins and Kenneth Jennings.

In accordance with law, the Audit Committee has ultimate authority and responsibility to select, compensate, evaluate and, when appropriate, replace our registered public accounting firm.  The Audit Committee has the authority, as it determines appropriate, to engage its own outside advisors, including experts in particular areas of accounting, apart from counsel or advisors hired by management.

The Audit Committee also includes at least one independent member who the Board has determined meets the qualifications of an audit committee financial expert in accordance with SEC rules.  The Board has determined that Robert Brill is an audit committee financial expert.  Stockholders should understand that this designation is a disclosure requirement of the SEC related to Mr. Brill’s experience and understanding with respect to accounting and auditing matters.  The designation does not impose upon Mr. Brill any duties, obligations or liabilities that are greater than are generally imposed on him as a member of the Audit Committee and the Board, and his designation as an audit committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liabilities of any other member of the Audit Committee or the Board.

Code of Ethics

During the fiscal year ended December 31, 2006, we adopted a Code of Ethics, which was amended on April 6, 2008, for our employees, officers and directors that complies with SEC regulations.  The Code of Ethics is available free of charge on our website at www.etrials.com, by clicking on the Investors link, then the Corporate Governance link.  We intend to timely disclose any amendments to, or waivers from, our code of ethics that are required to be publicly disclosed pursuant to rules of the SEC by filing such amendment or waiver with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our directors, officers and persons who own more than 10% of our outstanding common stock to file with the SEC and NASDAQ an initial report of ownership of our stock on Form 3 and reports of changes in ownership on Form 4 or Form 5.  Persons subject to Section 16 are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.  Under SEC rules, certain forms of indirect ownership and ownership of company stock by certain family members are covered by these reporting requirements.  As a matter of practice, our administrative staff assists our executive officers and directors in preparing initial ownership reports and reporting ownership changes, and typically files these reports on their behalf.

Based solely on a review of the copies of such forms in our possession, and on written representations from certain reporting persons, we believe that during 2008 all of our executive officers and directors filed the required reports on a timely basis under Section 16(a) other than as follows:

▪
Peter S. Benton’s Form 4 reporting a grant of 24,938 shares of our Common Stock on March 7, 2008 was due on March 11, 2008, and filed on March 21, 2008; and his Form 5 reporting cancellation of 24,938 shares of our Common Stock on May 1, 2008 was due on February 16, 2009 and has not been filed.

▪
Dr. Robert M. Brill’s Form 4 reporting the expiration without consideration of Warrants representing a total of 526,005 shares of our Common Stock on February 11, 2008, was due on February 13, 2008 and filed on June 13, 2008; and his Form 4 reporting the cancellation without consideration of 160,229 shares of our Common Stock on February 19, 2008, was due on February 21, 2008, and filed on June 13, 2008.

▪
Arthur David Campbell’s Form 4 reporting a grant of 15,517 shares of our Common Stock on March 4, 2008 based on the closing price for our Common Stock on March 7, 2008, was due on March 11, 2008 and filed on March 21, 2008; and his Form 5 reporting cancellation of 15,517 shares of our Common Stock on April 18, 2008 was due on or before February 16, 2009 and has not been filed.

▪
James W. Clark Jr.’s Form 4 reporting the expiration without consideration of Warrants representing a total of 57,248 shares of our Common Stock on February 11, 2008 was due on February 13, 2008 and filed on March 21, 2008; his Form 4 reporting cancellation of 19,188 shares of our Common Stock on February 19, 2008 was due on February 21, 2008 and filed on March 21, 2008; and his Form 4 reporting a grant of 49,261 shares of our Common Stock on March 4, 2008 based on the closing price for our Common Stock on March 7, 2008, was due on March 11, 2008 and filed on March 21, 2008.

▪
M. Denis Connaghan’s Form 4 reporting a grant of 100,000 shares of our Common Stock and grant of options to purchase 350,000 shares of our Common Stock on November 12, 2008, was due on November 14, 2008 and filed on his initial report on Form 3 on November 21, 2008.

▪
Eugene Jennings’s Form 4 reporting a grant of 100,000 shares of our Common Stock on March 4, 2008, was due on March 6, 2008, and filed on March 21, 2008; his Form 4 reporting a grant of 80,049 shares of our Common Stock on March 4, 2008 based on the closing price for our Common Stock on March 7, 2008 was due on March 11, 2008 and filed on March 21, 2008; and his Form 5 reporting cancellation of 80,049 shares of our Common Stock on July 10, 2008 was due on February 16, 2009 and has not been filed.

▪
Kenneth Jennings’s initial report on Form 3 was due on November 26, 2007 and filed on March 18, 2008; and his Form 4 reporting a grant of options to purchase 50,000 shares of our Common Stock on March 4, 2008, was due on March 6, 2008, and filed on March 18, 2008.

▪
Marc K. Leighton’s initial report on Form 3 was due on November 26, 2007 and was filed on January 29, 2008; his Form 4 reporting a grant of options to purchase 50,000 shares of our Common Stock on November 15, 2007 was due on November 19, 2007 and filed on his initial report on Form 3 on January 29, 2008; his Form 4 reporting a grant of 14,482 shares of our Common Stock on March 7, 2008 was due on March 11, 2008, and filed on March 21, 2008; and his Form 5 reporting cancellation of 14,482 shares of our Common Stock on July 11, 2008 was due on or before February 16, 2009 and has not been filed.

▪
Michael Mickens’s initial report on Form 3 was due on December 6, 2007 and filed on March 21, 2008; his Form 4 reporting a grant of 8,867 shares of our Common Stock on March 7, 2008 was due on March 11, 2008, and filed on March 21, 2008; his Form 4 reporting a grant of options to purchase 50,000 shares of our Common Stock on February 20, 2008, was due on February 22, 2008, and filed on March 21, 2008; and his Form 4 reporting a grant of options to purchase 50,000 shares of our Common Stock on July 30, 2008, with an option price effective as of August 15, 2008, was due on August 19, 2008, and filed on December 18, 2008.

▪
Charles J. Piccirillo’s initial report on Form 3 was due on November 26, 2007 and was filed on January 29, 2008; his Form 4 reporting a stock option award of 25,000 shares of our Common Stock on November 15, 2007 was due on November 19, 2007 and filed on his initial report on Form 3 on January 29, 2008; his Form 4 reporting a grant of 12,931 shares of our Common Stock on March 4, 2008 based on the closing price for our Common Stock on March 7, 2008 was due on March 11, 2008 and filed on March 21, 2008; his Form 4 reporting a grant of 25,000 shares of our Common Stock on May 9, 2008 was due on May 13, 2008 and filed on November 12, 2008; his Form 4 reporting purchases of 2,500 shares of our Common Stock on June 6, 2008 was due on June 10, 2008 and filed on June 11, 2008; and his Form 4 reporting a grant of options to purchase 50,000 shares of our Common Stock on July 30, 2008, with an effective option price as of August 15, 2008, was due on August 19, 2008 and filed on November 12, 2008.

▪
Stuart Thiede’s initial report on Form 3 was due on June 2, 2008 and was filed on November 12, 2008; his Form 4 reporting a grant of 29,221 shares of our Common Stock on July 30, 2008 based on the closing price for our Common Stock on August 15, 2008 and reporting a grant of options to purchase 50,000 shares of our Common Stock on July 30, 2008, with an effective option price as of August 15, 2008 was due on August 19, 2008, and filed on November 12, 2008.

▪
Joseph Trepanier’s initial report on Form 3 was due on March 27, 2008 and was filed on April 17, 2008; his Form 4 reporting a grant of options to purchase 20,000 shares of our Common Stock on May 9, 2008, was due on May 13, 2008 and filed on November 12, 2008; his Form 4 reporting a grant of 26,786 shares of our Common Stock on July 30, 2008 based on the closing price for our Common Stock on August 15, 2008, was due on August 19, 2008 and filed on November 12, 2008; and his Form 4 reporting a grant of options to purchase 80,000 shares of our Common Stock on July 30, 2008, with an effective option price as of August 15, 2008, was due on August 19, 2008, and filed on November 12, 2008.

Executive Officers

Our executive officers who are not members of our Board of Directors as of April 20, 2009, is set forth below.  There are no family relationships among our directors or executive officers

Joseph Trepanier.  (40 years old)  Mr. Trepanier has served as Chief Financial Officer since October 2008.  From March 2008 to October 2008, Mr. Trepanier served as Vice President of Finance and Corporate Controller.  From July 2007 until March 2008, Mr. Trepanier served as Chief Operating Officer of Smart Online, from February 2004 until June 2007 he was the Chief Financial Officer of DataFlux Corporation, and from January 2003 until February 2004 he was director of Finance of Hill-Rom Corporation.  Mr. Trepanier is a North Carolina-licensed Certified Public Accountant and received a Bachelor in Science in accounting from West Virginia University, a Bachelor in Science in business from the University of New Hampshire, and a Master in Business Administration from Southern New Hampshire University.

Michael Mickens.  (41 years old) Mr. Mickens has served as Vice President - Sales and Client Services since December 2007.  Mr. Mickens joined etrials from Cerner Corp., where he was Vice President - Worldwide Sales and Business Development from June 2004 until November 2007.  From January 2002 until July 2003, he was Vice President of Worldwide Sales and Business Development at QED Solutions, Inc.  Mr. Mickens received a Bachelor of Science in business administration from Colorado State University.

E. James Emerson, Ph.D.  (66 years old) Dr. Emerson has served as Vice President – Technology and Development since March 2009.  From 1976 until 1984, Dr. Emerson served as director of computer resources at KPMG in their New York executive office.  He served as Vice President of Technology at Pansophic Systems (now part of Computer Associates) from 1984 until 1990 and as President of RTI Software from 1990 until 2007.  From 2007 until 2008, Dr. Emerson was the Senior Vice President at Marsh USA.  He holds a doctorate in computer science from the New York University Polytechnic Institute, a Master in Business Administration from Seton Hall University and a Bachelor of Science in Physics from the University of Florida.  Dr. Emerson has also served as a professor of data base management systems and SQL at North Central College in Naperville, IL.

ITEM  11.                      EXECUTIVE COMPENSATION

Our compensation system for senior management relies on the following components:

▪	base salary;

▪	performance-based bonuses that might be less than, equal to, or more than, base salary;

▪	sales commissions for certain personnel;

▪	equity compensation in the form of stock options and/or restricted stock; and

▪	health insurance, 401k and other benefits.

The following table sets forth summary information concerning the compensation paid for the last two fiscal years to (1) the individuals who served as our principal executive officer in 2008, (2) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at the end of the last completed fiscal year, and (3) up to two additional individuals for whom disclosure would have been provided but for the fact that the individual was not serving as an executive officer of etrials at the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
M. Denis Connaghan President & CEO	2008 2007	$45,832 -	$11,986(1) -	$15,152(1) -	$9,012 -	$1,082(3) -	$82,315 -
Joseph (Jay) Trepanier III Chief Financial Officer & Secretary from May 2008	2008 2007	$117,084 -	$20,625(4) -	$20,625(4) -	$9,908 -	$5,305(19) -	$169,071 -
Michael Mickens Vice President – Sales & Client Services	2008 2007	$180,000 $18,462	$84,726(4) -	$23,469(4) -	$11,250 -	$7,858(5) $794(6)	$307,339 $18,462
Eugene Jennings President & CEO until July 2008	2008 2007	$305,631 $199,740	$7,813 $95,000(7)	$51,043 $36,537	$582,433(8) $190,962	$122,213(9)(10) $29,713(9)(11)	$1,068,863 $515,415
Charles Piccirillo Interim CEO, July 2008- November 2008; Vice President -Product Development until January 2009	2008 2007	$174,583 $49,424	$18,750(4) -	$20,581(4) -	$18,750 $1,651	$9,629(12) $2,448(13)	$242,290 $53,523
James W. Clark, Jr. Treasurer & Chief Financial Officer until May 2008	2008 2007	$132,837 $200,000	- -	- -	$366,452(8) $310,360	$134,089(9)(14) $24,481(9)(15)	$633,378 $534,841
Michael Harte Senior VP of Sales until December 2008	2008 2007	$187,775 $171,250	$38,472 $114,688(17)	- -	$29,179(8) $19,568	$22,653(9)(16) $22,008(9)(18)	$ 278,079 $327,514

(1)
Bonus for M. Denis Connaghan for 2008 was guaranteed as a condition of his employment contract with the Company.  The Company paid 50%, or $11,986, in cash and 50% in stock based on a per share price of $0.73.  The Company paid the bonus in 2009.

(2)
Amounts shown in this column are based on the accounting expense recognized by the Company in fiscal years 2008 and 2007 related to stock option awards made in relevant fiscal years.  There can be no assurance that the options will ever be exercised (in which case no value will be realized by the executive) or that the value on exercise will equal the FAS 123R value.  The assumptions and methodology used to calculate the accounting expense recognized in fiscal years 2008 and 2007 for these stock option awards are as follows:

Valuation and amortization method - The Company determines the fair value of stock options using the Black-Scholes option-pricing formula.  This fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

Expected Term - The expected term represents the period that the Company determined based upon the simplified method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding.

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

	2003	2004	2005	2006	2007	2008

Expected dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	0%	0%	0%	100%	100%	100%
Risk-free interest rate	3.61%	4.46%	3.74%	5.08%	4.36%	2.68%
Expected life (in years)	7.0	7.0	7.0	3.7	4.0	4.0

(3)	Consists for Mr. Connaghan of Company-paid premiums for medical and dental employee programs.

(4)
Includes performance-based awards earned for fiscal year 2008 but paid in 2009 of $20,625 in cash and $20,625 in stock for Mr. Trepanier, $11,250 in cash and $11,250 in stock for Mr. Mickens, and $18,750 in cash and $18,750 in stock for Mr. Piccirillo.

(5)	Consists for Mr. Mickens of imputed value of group term life insurance of $231 and Company-paid premiums for health, dental, and disability insurance employee programs of $7,626.

(6)	Consists for Mr. Mickens of Company-paid premiums for health and dental insurance employee programs of $794.

(7)	Bonus for Eugene Jennings for 2007 was guaranteed as a condition of his employment contract with the Company.

(8)
Includes an additional expense to the Company in connection with the forfeiture of options without consideration under FAS 123R, of $464,358 for Mr. Jennings, $279,227 for Mr. Clark, and $16,039 for Mr. Harte.

(9)
Includes automobile allowances for Eugene Jennings of $3,000 for 2008 and $3,688 for 2007, for James Clark of $2,500 for 2008 and $6,000 for 2007, and for Michael Harte $8,625 for 2008 and $9,000 for 2007.

(10)
Includes for Mr. Jennings a severance payment of $103,125, a Company contribution to 401(k) plan of $4,024, imputed value of group term life insurance of $253 and Company-paid premiums for health, dental, and disability insurance employee programs of $11,811.

(11)
Includes for Mr. Jennings of value of vested restricted stock award of $18,844 for 2007, imputed value of group term life insurance of $259 for 2007 and Company-paid premiums for health, dental, and disability insurance employee programs of $6,922 for 2007.

(12)
Consists for Mr. Piccirillo of a Company contribution to 401(k) plan of $2,083, imputed value of group term life insurance of $370 and Company-paid premiums for health, dental, and disability insurance employee programs of $7,176

(13)	Consists for Mr. Piccirillo of imputed value of group term life insurance of $116 and Company-paid premiums for health, dental, and disability insurance employee programs of $2,332.

(14)
Includes for Mr. Clark of a severance payment of $116,667, a Company contribution to 401(k) plan of $6,642, imputed value of group term life insurance of $240 and Company-paid premiums for health, dental, and disability insurance employee programs of $8,041.

(15)
Includes for Mr. Clark of a Company contribution to 401(k) plan of $9,442 for 2007, imputed value of group term life insurance of $774 for 2007 and company paid premiums for health, dental, and disability insurance employee programs of $8,265 for 2007.

(16)
Includes for Mr. Harte of a Company contribution to 401(k) plan of $6,429, imputed value of group term life insurance of $224 and Company-paid premiums for health, dental, and disability insurance employee programs of $7,375.

(17)	Consists of commissions earned in 2007 for Michael Harte.

(18)
Includes for Mr. Harte of a Company contribution to 401(k) plan of $5,331for 2007, imputed value of group term life insurance of $265 for 2007 and Company-paid premiums for health, dental, and disability insurance employee programs of $7,412 for 2007.

(19)
Consists for Mr. Trepanier of Company contribution to 401(k) plan of $688, imputed value of group term life insurance of $106 and Company-paid premiums for health, dental, and disability insurance employee programs of $4,512.

UNEXERCISED STOCK OPTIONS AND UNVESTED EQUITY AT YEAR END

The following table provides information for each named executive officer concerning unexercised options, stock that has not vested and equity incentive plan awards outstanding at December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

OPTION AWARDS					STOCK AWARDS
Name & Title	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Common Stock That Have Not Vested (#)	Market Value of Shares of Common Stock That Have Not Vested ($)(6)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Been Vested (#)	Equity Incentive Plan Awards: Market or Payment Value of Unearned Shares Units or Other Rights That Have Not Vested ($)(6)
M. Denis Connaghan President & CEO since November 2008	21,875	328,125(1)	$1.10	11/10/2018
					93,750	$82,500
Joseph (Jay) Trepanier III Chief Financial Officer from May 2008		20,000(2)	$1.51	5/9/2018
		80,000(3)	$1.54	8/15/2018
							26,786	$23,572

Michael Mickens Vice President – Sales & Client Services	12,500	37,500(4)	$2.47	2/20/18
	6,250	43,750(5)	$1.54	8/15/2018
							8,867	$7,803

Eugene Jennings President & CEO until July 2008	92,500

Charles Piccirillo Interim CEO, July 2008- November 2008; Vice President Product Development until January 2009	9,375		12,931	$11,379

James W. Clark, Jr. Treasurer & CFO until May 2008	251,355	5,167	49,261	$43,350

Michael Harte Senior VP of Sales until December 2008

(1)
Subject to accelerated vesting as described in Mr. Connaghan’s Incentive Stock Option Agreement, the options vest in sixteen equal quarterly installments of 21,875 shares on the 12th day of February, May, August and November of each year beginning February 12, 2009.

(2)	Options to purchase 5,000 shares vest annually, commencing on May 9, 2009.

(3)	Options to purchase 3,125 shares vest quarterly in sixteen equal installments over four years on the 15th day of November, February, May and August, commencing on November 15, 2009.

(4)	Options to purchase 12,500 shares vest annually commencing on February 20, 2009.

(5)	Options to purchase 3,125 shares vest quarterly in sixteen equal installments over four years, on the 15th day of November, February, May and August, commencing on November 15, 2008

(6)	Based on a closing price of $.88 per share on December 31, 2008.

Employment Agreements

M. Denis Connaghan

In November 2008 we entered into an employment agreement with Mr. Connaghan.  The agreement continues until terminated by the Company or by Mr. Connaghan and provides for a base salary of $325,000 per year.  Mr. Connaghan is eligible to earn a bonus of up to $175,000 per year on terms and conditions determined by the Compensation Committee of our Board of Directors.  For 2008, the agreement provides for a guaranteed bonus of $23,973, which is $175,000 prorated by the number of days in the year that we employed Mr. Connaghan.  The Company may choose to pay up to 50% of any bonus in shares of common stock of the Company.  If the shares are issued before the bonus is earned, the shares will be restricted shares subject to forfeiture.

The agreement provides that the Company may terminate the agreement and employment for any reason at any time on reasonable notice and that Mr. Connaghan may terminate for any reason at any time on 30 days’ notice.  If the Company terminates without "cause" (as defined in the agreement), or if Mr. Connaghan terminates for "good reason" (as defined in the agreement), then (i) the Company will pay 12 months’ base salary as severance, (ii) the Company will provide 12 months of paid benefits and (iii) if bonus criteria are achieved and a bonus would have been earned had Mr. Connaghan remained employed for the entire year or other bonus measurement period, then the Company will pay a prorated portion of the earned bonus based on the number of days during the year or other bonus measurement period that we employed Mr. Connaghan prior to the termination of employment.  The agreement includes certain restrictive covenants that limit Mr. Connaghan’s ability to compete with etrials and our subsidiary or to divulge certain confidential information concerning etrials and our subsidiary.

The Company has also agreed to recommend that Mr. Connaghan be reelected to the Board when his term expires, if the Board determines such recommendation is consistent with the fiduciary duties of Board members and would not otherwise harm the Company.  The agreement also provides that upon termination of employment, Mr. Connaghan will be deemed to have resigned from the Board, and his receipt of severance payments is conditioned upon delivery of a letter of resignation.

In November 2008 our Board of Directors granted to Mr. Connaghan 100,000 restricted shares of our Common Stock for a purchase price of $0.0001 per share.  Until such shares vest and upon a Termination of Employment (as defined in the agreement), the Company may repurchase the restricted shares at the purchase price for which the shares were issued.  Subject to accelerated vesting as described below, these restricted shares vest in sixteen equal quarterly installments of 6,250 shares beginning in February 2009 and ending in November 2012.  If termination occurs without "cause" within six months after a "change of control" (as defined in the agreement), then 50% of the outstanding restricted shares that remain unvested at the termination date will become vested.  If no “change of control” has occurred, but the Company terminates without "cause", or if the executive terminates for "good reason" or upon death, disability or "normal retirement" (as defined in the Plan), all the unvested shares will become vested.  These shares of restricted stock are subject to the terms of the Company's 2005 Performance Equity Plan, as amended, or the Plan.  Mr. Connaghan's restricted stock agreement is in a form utilized for grants to other employees and, except for the accelerated vesting provisions described above, does not grant him more favorable terms than restricted stock agreements of other employees.

In November 2008 our Board of Directors granted incentive stock options to Mr. Connaghan to purchase 350,000 shares of our Common Stock.  The exercise price for these options is $1.10 per share, which was the closing sale price of our Common Stock on November 11, 2008.  Subject to accelerated vesting as described below, the options vest in sixteen equal quarterly installments of 21,875 shares beginning in February 2009 and ending in November 2012.  If termination occurs without "cause" within six months after a "change of control", then 50% of the outstanding stock options that remain unvested at the termination date will automatically vest.  If no “change of control” has occurred, but the Company terminates without "cause", or if the executive terminates for "good reason" or upon death, disability or "normal retirement", all the unvested shares will vest and be available for exercise for 90 days.  These options are subject to the terms of the Plan.  The option agreement is in a form utilized for option grants to employees generally and, except for the accelerated vesting provisions described above, does not grant Mr. Connaghan more favorable terms than option agreements of other employees.

Michael Mickens and Joseph (Jay) Trepanier III

In August and October 2008 we entered into employment agreements with Michael Mickens and Joseph (Jay) Trepanier III, respectively.  Mr. Mickens’ base salary is $180,000 per year and Mr. Trepanier's base salary was initially $165,000 per year.  In March 2009, we increased Mr. Trepanier’s base salary to $180,000.  Mr. Mickens and Mr. Trepanier are eligible to receive bonuses on terms and conditions determined by the Compensation Committee of our Board of Directors.  Both employment agreements terminate in February 2010 and do not contain automatic renewal provisions.

Except for compensation, Mr. Mickens’s and Mr. Trepanier’s employment agreements contain similar terms.  Each agreement provides that the Company may terminate the officer’s employment at any time with at least two weeks’ notice, but that if the Company terminates employment before February 2010 and without cause as defined in the agreement, then the officer is entitled to six months’ base salary and paid benefits as severance.  Each agreement includes restrictive covenants that limit the officer’s ability to compete with etrials and our subsidiary or to divulge certain confidential information.

In July 2008 our Board of Directors granted to Mr. Mickens and Mr. Trepanier incentive stock options to purchase 50,000 and 80,000 shares of Common Stock, respectively.  The exercise price for the options is $1.54 per share, which was the closing sale price of our Common Stock on August 15, 2008.  Subject to accelerated vesting as described below, the options vest in 16 equal quarterly installments beginning in November 2008 and ending in August 2011.  If termination occurs without cause within six months after a change of control as defined in the agreement, then 50% of the outstanding stock options and restricted stock that vest over a time schedule and remain unvested at the termination date will become vested.  Restricted shares that are subject to vesting via achievement of performance targets (such as the bonus plan grants described below) are not included in this acceleration provision.  The option agreement is in a form utilized for option grants to employees generally and, except for the accelerated vesting provisions described above, do not grant Mr. Mickens or Mr. Trepanier more favorable terms than option agreements of other employees.

Mr. Connaghan’s and Mr. Trepanier’s employment agreements are exhibits to our filings with the Securities and Exchange Commission, and investors who desire to understand all the provisions of these agreements (including the definitions of defined terms) should read these agreements in their entirety.  The exhibit index to our annual report on From 10-K filed on March 11, 2009, refers to the reports in which these employment agreements are furnished as exhibits.

2008 Severance Payments

Beginning in 2008 and continuing into 2009, the Company agreed to pay Messrs. Jennings, Piccirillo, Clark and Harte certain severance payments in connection with their terminations of employment.  The Company agreed to partially accelerate Mr. Jennings’s severance payment, paying him $100,000 of his severance up front and the remaining $225,000 over the course of 12 months.  Under their respective employment agreements, the Company agreed to pay Messrs. Clark and Harte one year’s base salary.  Under his employment agreement, the Company agreed to pay Mr. Piccirillo six months’ base salary.  In addition, the Company agreed to provide health benefits to Messrs. Jennings, Clark and Harte for one year and to Mr. Piccirillo for six months.  Finally, for Mr. Jennings, 20,000 shares of restricted stock accelerated and vested upon the termination of his employment.

2008 Incentive Bonus Plan Awards

In March 2008 our Board of Directors created and approved the 2008 Executive Incentive Bonus Plan, a more formal framework for making decisions about annual bonuses to be paid to our executive officers and other employees.  The Executive Incentive Bonus Plan authorizes the Compensation Committee of the Board to make grants of cash, restricted stock, stock options or other securities to officers and employees in connection with annual bonus awards.  Stock and options granted pursuant to the Executive Incentive Bonus Plan will generally be under the terms of the Company's 2005 Performance Equity Plan, which was approved by the stockholders of the Company.  Restricted shares are subject to forfeiture until the Compensation Committee determines whether performance criteria have been met after reviewing our audited year-end financial statements.

The Board approved awards providing that 50% of the bonus for performance during 2008 is payable in shares of restricted common stock.  The purchase price of the shares is $0.0001 per share. The remainder of the bonus, if earned, is to be paid in cash after determination by the Compensation Committee of the amount of the bonus earned based on the Committee's review of 2008 performance criteria.  The number of shares of restricted stock issued to each executive officer was determined by dividing the part of the dollar amount of bonus (based on the assumption that 100% of all performance target goals will be achieved) that is to be allocated to restricted stock by the closing sale price of a share of Common Stock on March 7, 2008, which was $2.03 per share.  In February 2009, the Board recalculated the number of restricted stock based on the closing sale price of a share of Common Stock on February 27, 2009, which was $0.73 per share, and accordingly granted additional shares.

The provisions of the awards for all executive officers to whom awards were made are uniform except for the amounts of the awards.   A bonus is to be paid only if the Company's deficit in EBITDA, or earnings before interest, taxes, depreciation, amortization and non-cash stock-based compensation expense, is at least 90% of the target performance level criteria established by the Compensation Committee.  If that EBITDA deficit performance is achieved, then the executive officers become eligible to earn bonuses based on four categories of performance during 2008 as follows:

(1)           Total orders;

(2)           EBITDA;

(3)           Net service revenues; and

(4)           A discretionary component that is determined by the Compensation Committee.

If the minimum EBITDA target performance level is achieved, then the actual 2008 performance in each of the four categories is separately measured to determine whether any bonus is earned for performance in that category.  Each category carries equal weight and accounts for 25% of the potential bonuses than can be earned.  A 90% is the minimum level of actual performance must be met to earn any bonus in any category.  A 90% actual performance compared to target performance earns a bonus equal to 75% of the target bonus cash and restricted stock for such performance category.  If 2008 actual performance exceeds 100% of the target performance level for a category, the bonus earned can be increased to up to 150% of the target bonus level for that category, which is the amount that would be earned if 2008 actual performance exceeds target performance levels by 125% or more.

Director Compensation

The following table provides information concerning the compensation during the fiscal year ended December 31, 2008 for persons who served on our Board of Directors during 2008, other than M. Denis Connaghan, our principal executive officer and Eugene Jennings, our former principal executive officer who served on our Board of Directors until July 8, 2008, each of whose compensation is discussed under Executive Compensation.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)

Robert Brill	$29,833	$35,084(4)	$64,917
Peter Collins	$29,000	$35,084(4)	$64,084
Peter Coker (3)	$12,500	-(4)	$12,500
Kenneth Jennings	$22,083	$37,774(4)(5)	$59,857
Hans Lindroth	$27,917	$35,084(4)	$63,001
Donald Russell	$23,792	$35,084(4)	$58,876

(1)	See footnote (4) of the Summary Compensation Table for an explanation of how we value options.

(2)
As of December 31, 2008, the number of shares underlying vested and unvested options held by our non-employee directors was as follows:  101,675 shares for Mr. Brill, 50,000 shares for Mr. Collins, 50,000 shares for Mr. Jennings, 101,675 shares for Mr. Lindroth, and 50,000 shares for Mr. Russell.  Mr. Coker forfeited his options in connection with his resignation from the Board.

(3)
Mr. Coker served as a director until May 2008.  The Company recognized $8,677 in accounting expense related to stock option awards in the first quarter, but recouped that expense upon the forfeiture of all his options in connection with his resignation from the Board.

(4)	Represents the accounting expense recognized by the Company in fiscal year 2008 related to stock option awards made in prior years.

(5)	Represents options to purchase 50,000 shares as of December 31, 2008.

The Board believes that compensation for independent directors should be a mix of cash and equity-based compensation.  We do not pay employee directors for Board service in addition to their regular employee compensation.  The meeting fees that we paid non-employee directors in 2008 are set forth in the table below.  We reimbursed the directors for their travel and related expenses in connection with attending Board meetings and Board-related activities, such as site visits and sponsored events.

The Compensation Committee, which consists solely of independent directors, has the primary responsibility to review and consider any revisions to directors’ compensation.  In accordance with the Compensation Committee’s recommendations, the Board determined the non-employee directors’ compensation effective April 1, 2006 as follows:

Cash compensation:	etrials Worldwide, Inc.
Annual retainer	$10,000
Additional annual retainer for Board chairman	$5,000
Annual retainer for committee member	$1,500
Additional annual retainer for committee chairman	$1,000
Board meeting attendance	$1,000 (in person) $500 (telephonically)
Committee meeting attendance	$500 (whether in person or telephonically)
Stock Options:
Upon joining Board	50,000 shares
Option vesting schedule	25% on grant date and 25% annually on the anniversary of the grant

In October 2007 in order to facilitate making changes to the composition of the Board of Directors, our Board approved a plan to reward directors for resigning if the Board determines that changing the composition of the Board is in the best interests of our stockholders.  Because our Certificate of Incorporation provides for a staggered Board with directors generally elected for three-year terms, the Board determined that a plan to facilitate resignations would be in the interests of our stockholders by giving the Board a tool to shape Board composition to adapt to changing circumstances.

The plan provides that its sole purpose is to give the Board greater flexibility in changing the composition of the Board of Directors to adapt to changing circumstances.  Any director who is an executive officer or employee of the Company at the time he is asked to resign from the Board is not eligible to receive benefits under the plan.  Directors whose conduct or performance of duties or failure to perform duties is the reason for being asked to resign are also not eligible to receive benefits under the plan.

The plan was adopted to comply with Rule 16b-3 under the Securities Exchange Act of 1934 to cause cashless exercises to be exempt from the provisions of Section 16 to the fullest extent possible.

The plan provides that each director who resigns prior to the end of his term of office after being asked by the Board of Directors to resign will have his option agreement automatically changed upon such resignation so that: (1) all options that have not vested will immediately become vested effective as of the date of resignation; (2) the expiration date of all his options will be extended until the earlier of the original termination date in effect when the option was granted or a date that is 90 days after the next annual meeting of stockholders of the Company, unless the Board selects an earlier expiration date; and (3) any options that have vested as of the resignation date will become exercisable on a cashless basis until the option expires.

Cashless exercise is a benefit if options are “in the money,” that is, if the market value of our Common Stock exceeds the exercise price of the options being exercised.  If a director elects to exercise options on a cashless basis, the director would receive fewer shares than the director would have received had the director paid the exercise price in cash.  The number of shares that are issued upon cashless exercise is calculated by determining the amount by which the market price of the Common Stock (determined in accordance with the plan or agreement under which the options were granted), exceeds the exercise price of the options being exercised on a cashless basis, and then dividing that excess market value by the exercise price per share of the options being exercised on a cashless basis.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

To our knowledge, the following table sets forth information regarding ownership of our common stock on April 24, 2009, by each (1) director and named executive officer, (2) holder of more than 5% of our common stock who is not an officer or director, and (3) all of our directors and executive officers as a group.  Except as otherwise indicated and subject to applicable community property laws, each owner has sole voting and investment powers with respect to the securities listed.  There were 10,804,585 shares of our common stock outstanding on April 24, 2009.

Stockholder(1)	Number of Shares of Common Stock Beneficially Owned at April 24, 2009		Percent of Class

Directors
Robert Brill	1,092,828	(2)	10.1%
Peter Collins	50,000	(3)	Less than 1%
M. Denis Connaghan	281,182	(4)	2.6%
Kenneth Jennings	25,000	(5)	Less than 1%
Hans Lindroth	101,675	(6)	Less than 1%
Donald Russell	326,750	(7)	3.0%

Non-Director Executive Officers
Michael Mickens	59,035	(8)	Less than 1%
Joseph Trepanier III	97,946	(9)	Less than 1%

Other 5% Stockholders
InfoLogix	607,236	(10)	5.6%
MiniDoc AB	1,319,747	(11)	12.2%
Newlight Associates Funds	991,153	(12)	9.2%
All Current Officers and Directors as a Group (9) individuals	2,108,291	(13)	19.5%

(1)	Unless otherwise indicated, the business address of each of the following is 4000 Aerial Center Parkway, Morrisville, North Carolina 27560.

(2)
Robert Brill’s and Newlight Associates Funds’ business addresses are both c/o Newlight Management, LLC, 500 North Broadway, Suite 144, Jericho, New York 11753.  These shares consist of (i) 665,191 shares of common stock held by Newlight Associates II, LP; (ii) 229,950 shares of common stock held by Newlight Associates II (BVI), LP; (iii) 96,012 shares of common stock held by Newlight Associates II-E, LLC; and (iv) 101,675 shares of common stock issuable upon exercise of stock options that are currently exercisable or which will become exercisable within 60 days after April 24, 2009 held by Dr. Brill.  Dr. Brill is a general partner of each of the three Newlight Associates II entities and exercises voting control over the shares of our common stock held by the three Newlight Associates II entities.

(3)
Peter Collins’s business address is 350 Camino Gardens Boulevard, Suite 102, Boca Raton, FL 33432.  These shares consist of 50,000 shares of common stock issuable upon exercise of stock options that are currently exercisable or which will become exercisable within 60 days after April 24, 2009.

(4)	Mr. Connaghan’s shares include 43,750 shares of common stock issuable upon exercise of options that are currently exercisable or which will become exercisable within 60 days after April 24, 2009.

(5)
Mr. Jennings’s shares include 25,000 shares of common stock issuable upon exercise of options that are currently exercisable or which will become exercisable within 60 days after April 24, 2009 and 10,000 shares of common stock owned by his wife.

(6)
Hans Lindroth’s business address is c/o Lingfield AB, Klevgránd 2, 11646 Stockholm, Sweden.  His shares consist of 101,675 shares of common stock issuable upon the exercise of options that are currently exercisable or which will become exercisable within 60 days after April 24, 2009.  These shares do not include (i) 1,319,747 shares of common stock held by MiniDoc AB, of which Mr. Lindroth is a member of the Board of Directors; and (ii) 607,236 shares of common stock held by Infologix (BVI) Limited, of which Mr. Lindroth is a member of the Board of Directors.

(7)
Donald Russell’s business address is 101 E. Kennedy Blvd., Suite 3300, Tampa, Florida 33602.  His shares include of 50,000 shares of common stock issuable upon exercise of stock options that are currently exercisable or which will become exercisable within 60 days after April 24, 2009.

(8)	Mr. Mickens’ shares include 21,875 shares of common stock issuable upon exercise of options that are currently exercisable or which will become exercisable within 60 days after April 24, 2009.

(9)	Mr. Trepanier’s shares include 20,000 shares of common stock issuable upon exercise of options that are currently exercisable or which will become exercisable within 60 days after April 24, 2009.

(10)
Infologix (BVI) Limited, or Infologix, is a company organized in the British Virgin Islands whose registered office address is Palm Grove House, Road Town, Tortola, British Virgin Islands, and whose business address is 14 Boulevard de Philosophes, 1205 Geneve, Switzerland. Infologix is wholly owned by Hammerwood (BVI) Limited, or Hammerwood, a company organized under the laws of the British Virgin Islands. Hammerwood is controlled by Elmwood Investment Holdings Ltd., a holding company organized in the British Virgin Islands. The Peder Sager Wallenberg Charitable Trust has the right to receive 25% of 99.9% of all dividends declared by Hammerwood and 25% of all of the assets of Hammerwood distributed upon any liquidation thereof. These shares do not include 1,319,747 shares of common stock held by MiniDoc AB, a company organized in Sweden, of which Infologix owns approximately 39.4%. The Board of Directors of Infologix consists of Martyn David Crespel, Hans Lindroth and Ellipsis Limited, a company organized under the laws of Malaysia. The Board of Directors of Infologix has the power to vote the shares of common stock held by Infologix.

(11)
MiniDoc AB’s business address is Norrmalmstorg 14, 111 46 Stockholm, Sweden.  MiniDoc AB is a publicly-traded holding company the stock of which is traded on the small cap over-the-counter market in Sweden.  These shares do not include shares of common stock issuable upon the exercise of options that are held by Mr. Lindroth, nor do they include shares of stock held by Infologix (BVI) Limited (see note 10, above), which owns approximately 39.4% of the outstanding shares of MiniDoc AB.  The Board of Directors of MiniDoc consists of Mr. Lindroth, Lars Lindgren and Per Egeberg.  The Board of Directors of MiniDoc exercises voting control over the shares of our common stock held by MiniDoc, other than those matters (if any) which must be presented to a vote of MiniDoc’s stockholders under applicable law

(12)
Robert Brill’s and Newlight Associates Funds’ business addresses are both c/o Newlight Management, LLC, 500 North Broadway, Suite 144, Jericho, New York 11753.  These shares consist of (i) 665,191 shares of common stock held by Newlight Associates II, LP; (ii) 229,950 shares of common stock held by Newlight Associates II (BVI), LP; and (iii) 96,012 shares of common stock held by Newlight Associates II-E, LLC.  Dr. Brill is a general partner of each of the three Newlight Associates II entities and exercises voting control over the shares of our common stock held by the three Newlight Associates II entities.

(13)	Includes 413,975 shares of common stock issuable upon the exercise of options that are currently exercisable or which will become exercisable within 60 days of April 24, 2009.

ITEM  13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Each of our current directors other than M. Denis Connaghan and Donald Russell qualifies as “independent” in accordance with the published listing requirements of NASDAQ.  The NASDAQ independence definition includes a series of objective tests, such as that the director is not an employee of the company and has not engaged in various types of business dealings with the company.  In addition, as further required by NASDAQ rules, the Board has made a subjective determination as to each independent director that no relationships exist that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  In making these determinations, the directors reviewed and discussed information provided by the directors and the Company with regard to each director’s business and personal activities as they relate to the Company and our management.

Certain Relationships and Related Transactions

Our Policies.  It is our policy that all employees must avoid any activity that is or has the appearance of being hostile, adverse or competitive with the Company, or that interferes with the proper performance of their duties, responsibilities or loyalty to etrials.  These policies are included in our Conflict of Interest Policy, which covers our directors, executive officers and other employees.  Each director and executive officer must inform our Board when confronted with any situation that might be perceived as a conflict of interest, even if the person does not believe that the situation would violate our Conflict of Interest Policy.  If in a particular circumstance the Board concludes that there is or might be a perceived conflict of interest, the Board will instruct our attorneys to work with our management to determine if there is a conflict of interest.  Any waiver to these conflict rules with regard to a director or executive officer requires the prior approval of the Board or the Audit Committee.

NASDAQ Rules.  NASDAQ rules defining independent director status also govern conflict of interest situations.  As discussed above, each of our directors other than M. Denis Connaghan and Donald Russell, qualifies as independent in accordance with the NASDAQ rules.

SEC Rules.  In addition to our policies and NASDAQ policies and rules described above, the SEC has specific disclosure requirements covering certain types of transactions involving the Company and a director or executive officer or persons and entities affiliated with them.  In addition, as required by NASDAQ rules, the members of the Audit Committee each qualify as independent under special standards established by the SEC for members of audit committees.

Related Party Transactions

Except for normal compensation arrangements for services in their capacities as officers, directors and employees, we did not enter into any transactions with any of our executive officers, directors or beneficial owners of 5% or more of our outstanding capital stock during the period beginning January 1, 2008 and ending December 31, 2008 or through the date of this document.

Except for compensatory stock options and restricted shares of common stock issued to officers and directors for services in their capacities as officers and directors, which have been described in Item 11, we have not issued any stock, options, warrants or other securities to any of our named executive officers, directors and beneficial holders of 5% or more of our outstanding capital stock during the period beginning January 1, 2008 and ending December 31, 2008 or through the date of this amendment to our annual report on Form 10-K.

ITEM  14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Audit Committee reviews and approves all services to be provided by Ernst & Young for both audit and permitted non-audit services.  The decision of the Audit Committee with respect to non-audit services is based upon the determination that those services will not impact the audit services provided by Ernst & Young.

Fees Paid to Independent Registered Public Accounting Firm

The following table shows the fees that were paid or incurred for audit and other services provided by Ernst & Young LLP for fiscal years 2008 and 2007.  All of the services described in the following fee table were approved in conformity with the Audit Committee’s pre-approval process.

	2008	2007
Audit fees	$387,339	$472,000
Audit-related fees	44,222	---
Tax fees	2,800	13,800
All other fees		---
Total	$434,361	$485,800

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

Audit-Related Fees.  This category consists of assurance and related services provided by Ernst & Young that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.”  We incurred $44,222 in 2008 audit-related fees, primarily in connection with our goodwill impairment analysis.  There were no such services provided during the years ended December 31, 2007.

Tax Fees.  This category consists of services rendered for tax compliance, advice and planning tax services generally for tax compliance.  We incurred fees of $2,800 related to our 2001 and 2002 California state income tax returns.  There were no such services provided during the years ended December 31, 2007.

All Other Fees.  None.

PART IV

ITEM  15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (b)   Exhibits.

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ETRIALS WORLDWIDE, INC.

Date: April 30, 2009	By:	/s/ M. Denis Connaghan
M. Denis Connaghan President and Chief Executive Officer