Form 10-Q
period 2009-03-31
ETRIALS WORLDWIDE INC.
filed 2009-05-11
CIK 1268904

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock as of March 31,2009 was approximately 10,740,454.

ETRIALS WORLDWIDE, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Table of Contents

PART I – Financial Information

Item 1.  Financial Statements

etrials Worldwide, Inc.
Consolidated Balance Sheets
	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,060,658	$10,699,537
Accounts receivable, net of allowance for doubtful accounts
of $602,598	3,853,791	3,782,191
Inventories	136,500	136,500
Prepaid expenses and other current assets	505,777	299,353
Total current assets	13,556,726	14,917,581

Property and equipment, net of accumulated depreciation of $5,486,886 and $5,198,853, respectively	2,002,639	2,026,478
Other assets	119,538	119,538
Total assets	$15,678,903	$17,063,597

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$708,200	$522,909
Accrued expenses	1,939,338	2,446,552
Deferred revenue	1,215,407	1,637,817
Bank line of credit and other short-term borrowings	1,915,667	1,630,666
Current portion of capital lease obligations	93,524	133,559
Total current liabilities	5,872,136	6,371,503
Capital lease obligations, net of current portion	45,082	-
Long-term borrowings, net of current portion	135,337	197,004
Total liabilities	6,052,555	6,568,507

Commitments and contingencies

Stockholders' equity
Common stock; $0.0001 par value; 50,000,000 shares authorized at
March 31, 2009 and December 31, 2008; and 10,740,454 and
10,767,520 issued and outstanding at March 31, 2009 and
December 31, 2008, respectively	1,074	1,077
Additional paid-in capital	56,297,527	56,203,286
Deferred compensation	(729)	(1,927)
Accumulated deficit	(46,671,524)	(45,707,346)
Total stockholders' equity	9,626,348	10,495,090

Total liabilities and stockholders' equity	$15,678,903	$17,063,597

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Operations
(unaudited)
	Three Months Ended March 31,
	2009	2008

Net service revenues	$3,627,092	$3,708,209
Reimbursable out-of-pocket revenues	10,528	587,632
Total revenues	3,637,620	4,295,841

Costs and expenses:
Costs of revenues	2,041,500	2,581,653
Reimbursable out-of-pocket expenses	10,528	587,632
Sales and marketing	791,067	1,146,426
General and administrative	1,221,024	1,451,048
Research and development	489,876	645,903
Total cost and expenses	4,553,995	6,412,662
Operating loss	(916,375)	(2,116,821)

Other income (expenses):
Interest expense	(17,474)	(46,266)
Interest income	27,990	137,008
Other expense, net	(58,319)	(11,405)
Total other (expense) income, net	(47,803)	79,337
Net loss	$(964,178)	$(2,037,484)

Net loss per share:
Basic and diluted	$(0.09)	$(0.19)

Weighted average common shares outstanding:
Basic and diluted	10,643,787	10,973,575

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Stockholders' Equity

			Additional			Total
	Common Stock		Paid-In	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance at December 31, 2008	10,767,520	$1,077	$56,203,286	$(1,927)	$(45,707,346)	$10,495,090

Stock-based compensation recorded in accordance with SFAS 123R	-	-	88,304	-	-	88,304
Stock-based compensation in connection with Restricted Stock	-	-	5,937	-	-	5,937
Amortization of deferred stock-based compensation	-	-	-	1,198	-	1,198
Cancellation of shares in connection with the 2008 Incentive Bonus Plan	(127,066)	(13)	-	-	-	(13)
Issuance of restricted common stock	100,000	10	-	-	-	10
Net loss	-	-	-	-	(964,178)	(964,178)

Balance at March 31, 2009 (unaudited)	10,740,454	$1,074	$56,297,527	$(729)	$(46,671,524)	$9,626,348

See accompanying notes.

etrials Worldwide, Inc.
Consolidated Statements of Cash Flows
(unaudited)
	Three Months Ended March 31,
	2009	2008
Operating activities
Net loss	$(964,178)	$(2,037,484)

Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	288,033	333,051
Non-cash stock-based compensation expense	95,439	314,655
Provision for allowance for doubtful accounts	-	159,891
Changes in operating assets and liabilities:
Accounts receivable	(71,600)	(738,099)
Prepaid expenses and other assets	(206,424)	(186,875)
Inventories	-	93,611
Accounts payable and accrued expenses	(202,923)	368,322
Deferred revenue	(422,410)	836,384
Net cash used in operating activities	(1,484,063)	(856,544)

Investing activities
Purchase of property and equipment	(98,774)	(386,829)
Capitalized internal software development costs	(165,420)	-
Maturities of short-term investments	-	698,309
Net cash (used in) provided by investing activities	(264,194)	311,480

Financing activities
Net proceeds from bank line of credit	285,000	654,000
Payments on bank equipment loan	(61,667)	(61,666)
Principal payments on capital leases	(113,952)	(103,629)
Proceeds from issuance of stock options	-	5,319
Cancellation of shares in connection with the 2008 Incentive Bonus Plan	(13)	-
Issuance of restricted common stock	10	-
Net cash provided by financing activities	109,378	494,024

Net decrease in cash and cash equivalents	(1,638,879)	(51,040)
Cash and cash equivalents at beginning of year	10,699,537	13,792,508
Cash and cash equivalents at end of year	$9,060,658	$13,741,468

Supplemental cash flow information:
Cash paid for interest	$18,088	$41,958
Non-cash information:
Purchase of fixed assets under capital lease	$119,000	$-

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

Unaudited Interim Financial Statements

The accompanying consolidated balance sheet as of March 31, 2009, consolidated statements of operations for the three months ended March 31, 2009 and 2008, consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 and consolidated statement of stockholders’ equity for the three months ended March 31, 2009 are unaudited. The unaudited consolidated financial statements include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of such financial statements. The information disclosed in the notes to the financial statements for these periods is unaudited. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year or for any future period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. As of March 31, 2009 and December 31, 2008, the Company had not experienced any material losses on uncompleted contracts.

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

As part of its annual goodwill impairment analysis performed during the fourth quarter of 2008, management noted that the Company had experienced a significant decline in its market capitalization subsequent to November 2008.  In addition, the global economic recession continued to have a negative impact on the Company’s revenues and the timing of new contracts, which impacted certain assumptions used in the goodwill impairment analysis, including the projected cash flows, discount rates and control premiums.  Accordingly, the Company performed an impairment analysis during the fourth quarter for the remaining goodwill balance and concluded that additional impairment existed. As a result of this analysis, the Company concluded that the remaining goodwill balance was fully impaired.  Accordingly, the Company recorded a total goodwill impairment charge of $8,011,037 for the year-ended December 31, 2008.

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

The following common share equivalents have been excluded from the computation of diluted weighted average shares outstanding as the effect would have been anti-dilutive:

	Three Months Ended
	March 31
	2009	2008

Unvested restricted common stock	157,881	346,670
Unit purchase options	-	350,000
Stock options outstanding	1,826,200	2,815,314

 3. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments were as follows:

	March 31	December 31
	2009	2008

Cash	$1,345,259	$1,134,164
Certificates of deposit	1,008,932	1,000,000
Money market	2,954,324	3,570,987
U.S. agency notes	1,590,757	2,358,845
Corporate bonds	2,161,386	2,635,541
Total cash and cash equivalents	$9,060,658	$10,699,537

4. Accounts Receivable

  Accounts receivable consists of the following:

	March 31	December 31
	2009	2008

Billed accounts receivable	$2,564,559	$2,540,934
Unbilled accounts receivable	1,891,830	1,843,855
Total accounts receivable	4,456,389	4,384,789
Allowance for doubtful accounts	(602,598)	(602,598)

	$3,853,791	$3,782,191

5. Accrued Expenses

Accrued expenses consist of the following:

	March 31	December 31
	2009	2008

Accrued severance	$374,677	$622,587
Accrued other expenses	374,229	550,368
Accrued client reimbursable expenses	258,837	290,559
Accrued bonus	178,862	278,582
Accrued vacation	254,149	235,094
Accrued rent	212,172	220,829
Accrued professional fees	165,518	146,203
Accrued compensation	120,894	102,330

	$1,939,338	$2,446,552

The Company approved an executive bonus plan that provides for qualified compensation to certain executives if certain performance measures are met.  The consideration earned will be paid 50% in cash and 50% in the form of restricted stock.  As of March 31, 2009 the Company had accrued $178,862 under this bonus plan.

6. Debt

	March 31	December 31
	2009	2008
Borrowings:
Bank line of credit, with an interest rate of 3.5% at March 31, 2009 and December 31, 2008	$1,669,000	$1,384,000
Bank equipment loan, with an interest rate of 4.0% at March 31, 2009 and December 31, 2008	208,670	250,337
Bank equipment loan, with an interest rate of 4.0% at March 31, 2009 and December 31, 2008	173,334	193,333

Total borrowings	$2,051,004	1,827,670
Bank line of credit and other short-term borrowings	1,915,667	1,630,666

Long-term borrowings, less current portion	$135,337	$197,004

March 31
2009

Aggregate annual maturities of long-term debt (excluding bank line of credit):
2009 (remaining nine months)	$185,000
2010	163,670
2011	33,334
Total	$382,004

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 when a third loan agreement was added and on May 31, 2007 when a fourth loan agreement was added.  The first agreement is a $2,500,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%.  This line of credit has $1,669,000 outstanding as of March 31, 2009 and these borrowings are secured primarily by accounts receivable and other corporate assets.  The second agreement is a $300,000 equipment line of credit which was repaid during the three months ended March 31, 2008.  This loan funded equipment purchases and provided for interest at the bank’s prime rate of interest plus 1.0%. The third agreement is a $500,000 equipment loan which has $208,670 outstanding as of March 31, 2009. Borrowings under this equipment loan are being paid over a period of 36 months at the bank’s prime rate of interest plus 0.75%. The fourth agreement is a $240,000 equipment line of credit which had $173,334 outstanding as of March 31, 2009. This loan funded equipment purchases and provided for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit will be paid over a period of 39 months. The capital equipment borrowings are secured primarily by the fixed assets that were acquired.  In addition to the loans listed above, the Company has an additional amount of $500,000 available to borrow through the draw-down period which expires September 10, 2009.  As of March 31, 2009, the Company has not exercised this option.

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

From time to time, the Company enters into certain types of contracts that contingently require it to indemnify parties against third party claims. These obligations relate to certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship. Other obligations relate to certain commercial agreements with its customers, under which the Company may be required to indemnify such parties against liabilities and damages arising out of claims of patent, copyright, trademark or trade secret infringement by its software. The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not had to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s consolidated balance sheets as of March 31, 2009 and December 31, 2008.

8. Stockholders’ Equity

As of March 31, 2009, the Company had reserved a total of 2,727,760 of its authorized 50,000,000 shares of common stock for future issuance as follows:

	March 31	December 31
	2009	2008

Unit purchase options	-	350,000
Stock options outstanding	1,826,200	1,848,504
Reserved for future stock option grants and restricted stock grants	901,560	1,075,882
Total shares reserved for future issuance	2,727,760	3,274,386

9. Stock Based Compensation

The Company’s 2005 Equity Performance Plan (the “Plan”) was approved by the stockholders of the Company on February 9, 2006.  The purpose of the Plan is to provide incentives to eligible employees, officers, directors and consultants in the form of non-qualified stock options and, as permissible, incentive stock options.  On March 31, 2009, the Company had a total of 3,500,000 shares of common stock reserved for issuance under the Plan.  Of this amount, 901,560 shares were available for future stock option grant as of March 31, 2008.

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

Three Months Ended March 31,
2009
Expected dividend yield	0%
Expected volatility	100%
Risk-free interest rate	1.72%
Expected life (in years)	4

During the three months ended March 31, 2009, the Company recorded $89,502 of stock-based compensation expense, of which $88,304 was related to options issued subsequent to the adoption of SFAS No. 123R. As of March 31, 2009, there was $595,064 of unrecognized compensation expense related to non-vested share awards issued under SFAS No. 123R that is expected to be recognized over a weighted-average period of 3.05 years. The remaining stock-based compensation is due to the amortization of previously recorded deferred compensation, for stock options that have continued to be accounted for under APB 25 in accordance with the prospective transition method of SFAS 123R.

The following summarizes the activity of the Plan for the three months ended March 31, 2009:

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term (years)

Outstanding at December 31, 2008	1,848,504	$2.67
Granted	282,500	0.72
Exercised	-
Canceled	(304,804)	2.23
Outstanding at March 31, 2009	1,826,200	$2.44	$-

Exercisable at March 31, 2009	915,766	$3.29	$-	3.96

10.  Income Taxes

The Company adopted the provisions of FIN 48, an interpretation of the SFAS 109, Accounting for Income Taxes, on January 1, 2007.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  At the adoption date of January 1, 2007 the Company had no unrecognized tax benefits which would affect the Company’s effective tax rate.  At March 31, 2009, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in the provision for income taxes.  As of the date of adoption, January 1, 2007, and as of March 31, 2009, the Company had no accrued interest or penalties related to uncertain tax positions.

The Company has its tax years of 2005 through 2008 open to examination by federal tax authorities and 2004 through 2008 for state tax jurisdictions.  The Company’s only foreign subsidiary is in the United Kingdom and has tax years of 2006 through 2008 open to examination.  The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years are under examination as of March 31, 2009.

The estimated marginal tax rate for etrials Worldwide, Inc. for the quarter ended March 31, 2009 is 34% and 5% for federal and state tax purposes, respectively.  It is expected that should the Company be able to utilize its deferred tax assets the taxable income for the Company will be between $335,000 and $10,000,000.  The federal tax rate used reflects this tax bracket.  The state tax rate is based on the appropriate rates for the states that the Company is currently filing in, net of the federal tax benefit of the state tax deduction.

The Company has a loss for the interim period ended March 31, 2009 and expects to be in a loss position for both the remaining interim periods of 2009 and for financial statement purposes for the annual period ended December 31, 2009.  There are no anticipated additions that will result in taxable income during this period; accordingly, the expected result is a tax loss for the year; therefore, no federal or state income taxes are expected and none have been recorded.  Accordingly, the Company’s estimated annual effective tax rate is zero.

Due to the Company's history of losses from 1995 through 2008, there is not enough evidence as of March 31, 2009 to support an expectation that the Company will generate future income of a sufficient amount and nature to utilize the benefits of its net deferred tax assets.  Accordingly, to the extent that deferred tax assets exceed deferred tax liabilities that are anticipated to reverse within the same period, the deferred tax assets have been reduced by a valuation allowance, since it has been determined that it is more likely than not that all of the deferred tax assets will not be realized.

At December 31, 2006, the Company no longer qualified to use the cash method of accounting for tax purposes under the Small Business Taxpayer Exemption.  An adjustment was made under IRC Section 481 to convert the Company to the accrual method for tax purposes and since this adjustment was negative, it was included in the Company’s 2007 tax return and therefore no deferred tax asset or liability exists for the requested cash to accrual method change.

Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which might cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative change in ownership of more than 50% over a three-year period.

11.   Subsequent Event

As previously announced, we have entered into an agreement to be acquired by Bio-Imaging Technologies, Inc. (NASDAQ: BITI) (d/b/a "BioClinica”) through a tender offer for all of the outstanding shares of etrials stock. For each share of etrials stock, shareholders will receive 0.124 shares of newly issued Bio-Imaging common stock, 0.076 shares of newly issued Bio-Imaging preferred stock, and $0.15 in cash.  Subject to customary closing conditions, and assuming a majority of etrials shares will be tendered pursuant to the tender offer, the tender offer is expected to expire on or about June 15, 2009.

12.  Recently Issued Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, as well as in our Form 10-K filed on March 10, 2009.

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

Industry analysts and commentators have estimated that the growth in the use of eClinical technologies will continue to accelerate. We will have to continue to expand our customer base and technologies in order to maintain and grow our market share. The number of active eClinical trials being performed by us has grown from 24 in 2002 to 84 in 2009 because of the increased market penetration and adoption of eClinical technologies by the pharmaceutical and biotechnology industries.

Recent Events

As previously announced, we have entered into an agreement to be acquired by Bio-Imaging Technologies, Inc. (NASDAQ: BITI) (d/b/a "BioClinica”) through a tender offer for all of the outstanding shares of etrials stock. For each share of etrials stock, shareholders will receive 0.124 shares of newly issued Bio-Imaging common stock, 0.076 shares of newly issued Bio-Imaging preferred stock, and $0.15 in cash.  Subject to customary closing conditions, and assuming a majority of etrials shares will be tendered pursuant to the tender offer, the tender offer is expected to expire on or about June 15, 2009.

This description is for informational purposes only and is not an offer to purchase or a solicitation of an offer to sell securities of etrials. The tender offer described herein has not yet been commenced. At the time the tender offer is commenced, Bio-Imaging intends to file a registration statement on Form S-4 and a tender offer statement on a Schedule TO containing an offer to purchase, a letter of transmittal and other related documents with the SEC, and etrials intends to file with the SEC a solicitation/recommendation statement on Schedule 14D-9 and, if required, will, file a proxy statement or information statement with the SEC in connection with the merger, the second step of the transaction, at a later date. Such documents will be mailed to stockholders of record and will also be made available for distribution to beneficial owners of common stock of etrials. The solicitation of offers to buy common stock of etrials will only be made pursuant to the offer to purchase, the letter of transmittal and related documents. Stockholders are advised to read the offer to purchase and the letter of transmittal, the solicitation/recommendation statement, the proxy statement, the information statement and all related documents, if and when such documents are filed and become available, as they will contain important information about the tender offer and proposed merger. Stockholders can obtain these documents when they are filed and become available free of charge from the SEC’s website at http://www.sec.gov, or from the information agent Bio-Imaging selects. In addition, copies of the solicitation/recommendation statement, the proxy statement and other filings containing information about etrials, the tender offer and the merger may be obtained, if and when available, without charge, by directing a request to etrials, or on etrials corporate website at http://www.etrials.com.

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

Services provided for all three stages are generally on a fixed fee basis according to the budget assumptions specified in the contract. If budget assumptions change, etrials and the client generally agree to a change in scope amendment to the contract. We recognize revenues from services, including software subscriptions and usage fees, and hosting fees, utilizing the proportional performance method, measured principally by the total labor hours incurred as a percentage of estimated total labor hours for each contract. We use this method because management considers total labor hours incurred to be the best available measure of progress on these contracts. The company records a loss for its contracts at the point it is determined that the total estimated contract costs will exceed management estimates of contract revenues. No such losses had been incurred as of March 31, 2009.

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

Foreign Currency

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

Our significant accounting policies are presented within Note 2 to our consolidated financial statements as filed with the SEC on Form 10-K on March 10, 2009, and the following summaries should be read in conjunction with the unaudited consolidated financial statements and the related notes included in this Quarterly Report. While all accounting policies impact the financial statements, certain policies may be viewed as critical. Critical accounting policies are those that are both most important to the portrayal of financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Our management believes the policies that fall within this category are the policies on revenue recognition, accounting for stock-based compensation, and income taxes.

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

As part of its annual goodwill impairment analysis performed during the fourth quarter of 2008, management noted that the Company had experienced a significant decline in its market capitalization subsequent to November 2008.  In addition, the global economic recession continued to have a negative impact on the Company’s revenues and the timing of new contracts, which impacted certain assumptions used in the goodwill impairment analysis, including the projected cash flows, discount rates and control premiums.  Accordingly, the Company performed an impairment analysis during the fourth quarter for the remaining goodwill balance and concluded that additional impairment existed. As a result of this analysis, the Company concluded that the remaining goodwill balance was fully impaired.  Accordingly, the Company recorded a total goodwill impairment charge of $8,011,037 for the year-ended December 31, 2008.

Accounting for Income Taxes

In connection with preparing our financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the assessment of our net operating loss carry-forwards and credits, as well as estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as reserves and accrued liabilities, for tax and accounting purposes. We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we must establish a valuation allowance. Based on historical results, we believe that it is more likely than not that we will not realize the value of our deferred tax assets and therefore have provided a full valuation allowance against our net deferred tax assets as of March 31, 2009.

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net service revenues decreased 2.2% to $3,627,092 for the three months ended March 31, 2009 as compared to $3,708,209 for the three months ended March 31, 2008.  The decrease in net revenue is primarily the result of a 32.3% decline in active studies during the first quarter of 2009, compared to the first quarter of 2008.   This decline was partially offset by three significant change orders to existing contracts that resulted in an increase to revenue in this quarter of approximately $600,000. During the quarter ended March 31, 2009, we experienced cancellations of $5.0 million and ended the quarter with $3.3 million of studies on hold.  This was a direct reflection of the economic times and the fact that customers are opting to cancel studies sooner than was the case in the past, especially if they do not show promising results early in the study.  As a result, total available backlog decreased 26.3% to $18.5 million at March 31, 2009 compared to $25.1 at December 31, 2008. Of the $18.5 million in total available backlog, $2.5 million was scheduled to start later than six months, or after September 30, 2009.  Approximately 47% and 46% of our total available backlog as of March 31, 2009 and December 31, 2008, respectively consisted of fully executed contracts.

Reimbursable out-of-pocket revenues and corresponding expenses decreased to $10,528 from $587,632 for the three months ended March 31, 2009 and 2008, respectively.  This decrease is primarily the result of fewer active diary related projects in 2009 compared to 2008.  The hardware and wireless charges associated with the diary devices are responsible for driving the reimbursable expenses, so in the first quarter of 2008 the expenses were much higher. The majority of the Company’s award commitments in the first quarter of 2009 are studies requiring our interactive voice response (IVR) and electronic data capture (EDC) solutions.

Costs of revenues decreased 20.9 % to $2,041,500 from $2,581,653 for the three months ended March 31, 2009 and 2008, respectively.   The decrease was primarily a result of a reduction in headcount of 15 employees compared to last year and a reduction in direct project costs.  As a percentage of net service revenues, costs of revenues decreased to 56.3% from 69.6% for the three months ended March 31, 2009 and 2008, respectively.

Sales and marketing costs decreased 31.0% to $791,067 from $1,146,426 for the three months ended March 31, 2009 and 2008, respectively.  This decrease was primarily the result of a decrease in headcount of 5 employees, in addition to a reduction in recruiting expense.  As a percentage of net service revenues, sales and marketing costs decreased to 21.8% from 30.9% for the three months ended March 31, 2009 and 2008, respectively.

General and administrative costs decreased by 15.9% to $1,221,024 from $1,451,048 for the three months ended March 31, 2009 and 2008, respectively.  This decrease was primarily the result of a reduction in headcount of 3 employees. As a percentage of net service revenues, general and administrative expenses decreased to 33.7% from 39.1% for the three months ended March 31, 2009 and 2008, respectively.

Research and development costs decreased by 24.2% to $489,876 from $645,903 for the three months ended March 31, 2009 and 2008, respectively.  The decrease was primarily the result of additional costs of $165,420 capitalized in connection with the development of internal software.  As a percentage of net service revenues, research and development expenses decreased to 13.5% from 17.4% for the three months ended March 31, 2009 and 2008, respectively.

Other income (expense) for the three months ended March 31, 2009 was $(47,803) as compared with $79,337 for the three months ended March 31, 2008. The decrease is primarily due to lower interest rates, as well as reduced cash investments.

We experienced a net loss of $964,178 compared with net loss of $2,037,484 for the three months ended March 31, 2009 and 2008, respectively.  The reduction in the net loss for the three months ended March 31, 2009 compared to March 31, 2008 was primarily the result of lower operating expenses in 2009.

Liquidity and Capital Resources

The Company’s principal sources of cash have been from revenues generated by the Company’s software application hosting and related services, as well as from proceeds from the issuance of various debt instruments and the sale of equity securities.

At March 31, 2009, the Company had cash and cash equivalents of approximately $9.0 million.  The Company’s cash and cash equivalents decreased by approximately $1.6 million during the three months ended March 31, 2009.  During the quarter we borrowed an additional $0.3 million against our available line of credit, resulting in an outstanding principal balance of $1.7 million at March 31, 2009.

In the three months ended March 31, 2009 and 2008 operating activities used approximately $1.6 million and $0.9 million of net cash, respectively.  The increase in net cash used in operating activities was primarily the result of our operating loss.

In the three months ended March 31, 2009 we used $0.3 million of net cash in investing activities, as compared to $0.3 million of net cash provided by investing activities for the three months ended March 31, 2008.  The decrease is primarily attributed to the reduction of net sales of short-term investments.

In the three months ended March 31, 2009 and 2008 financing activities provided approximately $0.2 and $0.5 of net cash, respectively.  The decrease was primarily the result of a reduction in new borrowing for the three months ending March 31, 2009 compared to March 31, 2008 of approximately $0.2 million.

This paragraph addresses our liquidity in the event we were to remain independent, rather than being acquired by Bio-Imaging.  The Company intends to continue to fund the enhancement and expansion of the etrials eClinical software technologies through both internal development and the acquisition of additional complementary technologies in the future. The Company believes its existing cash, cash equivalents, short-term investments, and cash provided by operating activities and our debt facilities will be sufficient to meet our working capital and capital expenditure needs over the next twelve months. The Company’s future capital requirements will depend on many factors, including the Company’s rate of revenue growth, the expansion of the Company’s marketing and sales activities, the timing and extent of spending to support product development efforts, the timing of introductions of new services and enhancements to existing services, and the continuing market acceptance of our services. To the extent that existing cash and securities and cash from operations are insufficient to fund the Company’s future activities, including potential acquisitions of complementary eClinical technology companies, the Company may need to raise additional funds through public or private equity or debt financing. Additional funds may not be available on terms favorable to the Company or at all.

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

Contractual Obligations

We do not have any special purpose entities or any other off balance sheet financing arrangements. We have operating leases for office space and office equipment and a capital lease for the purchase of third party software.

On February 1, 2005, the Company entered into two loan agreements with RBC Centura Bank. These loan agreements were modified on May 31, 2006 when a third loan agreement was added and on May 31, 2007 when a fourth loan agreement was added.  The first agreement is a $2,500,000 revolving accounts receivable line of credit which provides for borrowings up to 80% of current accounts receivable balance at the prime rate of interest plus 0.25%.  This line of credit has $1,669,000 outstanding as of March 31, 2009 and these borrowings are secured primarily by accounts receivable and other corporate assets.  The second agreement is a $300,000 equipment line of credit which was repaid during the three months ended March 31, 2008.  This loan funded equipment purchases and provided for interest at the bank’s prime rate of interest plus 1.0%. The third agreement is a $500,000 equipment loan which has $208,670 outstanding as of March 31, 2009. Borrowings under this equipment loan are being paid over a period of 36 months at the bank’s prime rate of interest plus 0.75%. The fourth agreement is a $240,000 equipment line of credit which had $173,334 outstanding as of March 31, 2009. This loan funded equipment purchases and provided for interest at the bank’s prime rate of interest plus 0.75%. Borrowings under the equipment line of credit will be paid over a period of 39 months. The capital equipment borrowings are secured primarily by the fixed assets that were acquired.  In addition to the loans listed above, the Company has an additional amount of $500,000 available to borrow through the draw down period which expires September 10, 2009.  As of March 31, 2009, the Company has not exercised this option.

Working capital borrowings are secured primarily by our accounts receivable and other corporate assets while capital equipment borrowings are secured by the fixed assets that were acquired. Under the terms of these credit lines, we are required to comply with certain financial covenants.  As a result of the goodwill impairment charge recorded during the third quarter of 2008, the lender amended certain restrictive financial covenants related to the outstanding debt such that the Company was in compliance at December 31, 2008.  To the extent we are unable to satisfy those covenants in the future, we will need to obtain waivers to avoid being in default of the terms of these credit lines. If an un-waived default occurs, the bank may require that we repay all amounts then outstanding. We expect that we will have sufficient resources to fund any amounts which may become due under these credit lines as a result of a default by us or otherwise. However, any amounts we are required to repay prior to a scheduled repayment date would reduce funds that we could otherwise allocate to other opportunities that we consider desirable.

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

Forward Looking Statements and Risks

We believe that some of the information in this document constitutes forward-looking statements within the definition of the Private Securities Litigation Reform Act of 1995.  Our actual results could differ materially from those discussed in the forward-looking statements.  Factors that could cause or contribute to these differences include those discussed in this Report, particularly in “Risk Factors.”  You can identify these statements by forward-looking words such as “might,” “expect,” “anticipate,” “contemplate,” “believe,” “estimate,” “intends,” and “continue” or similar words. You should read statements that contain these words carefully because they:

●	discuss future expectations;

●	contain projections of future results of operations or financial condition; or

●	state other “forward-looking” information.

We believe it is important to communicate our expectations to our stockholders. However, there may be events in the future that we are not able to predict accurately or over which we have no control. The risk factors and cautionary language discussed in this Report provide examples of risks, uncertainties and events that may cause actual results to differ materially from the expectations described by us in our forward-looking statements.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash and cash equivalents are invested with highly-rated financial institutions in North America with the primary objective of preservation of principal.  When purchased, the investments generally have a maturity of less than 3 months.  Interest income on certain of these investments is subject to interest rate risk and interest income will fall if market interest rates decrease.  To minimize market risk, we invest primarily in money market funds and bank certificates of deposit.  All of our investments at March 31, 2009 met these criteria.  Due to the conservative nature of these investments, we do not believe we have a material exposure to interest rate risk.

There have been no material changes in other market risk from the information provided at the end of Item 7A. Quantitative and Qualitative Disclosures About Market Risk" in the registrant's Form 10-K as of December 31, 2008.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings.

On December 4, 2008, we filed a lawsuit in the Superior Court of Wake County, North Carolina, etrials, Inc. v. Tapestry Pharmaceuticals, Inc., File No. 08-CVS-21113, against Tapestry Pharmaceuticals, Inc., seeking damages in the amount of $216,794 for unpaid invoices, as well as accrued finance charges and attorneys' fees.  etrials, Inc. provided various drug development support activities to Tapestry pursuant to a Master Services Agreement and various task orders.  In or around the first quarter of 2008, Tapestry informed the Company that it was unable to continue with the projects that were the subject of the agreement, and the Company ceased performing services.  We requested payment of the outstanding invoices from Tapestry, but to date, Tapestry has failed to pay.  The complaint was served on February 3, 2009, and we do not know whether Tapestry will defend the lawsuit or whether it will contest any of the damages.

On December 29, 2008, we filed a lawsuit in the Superior Court of Wake County, North Carolina, etrials, Inc. v. Archer Biosciences, Inc., File No. 08-CVS-22556, against Archer Biosciences, Inc., seeking damages for unpaid invoices in the amount of $358,700, as well as for accrued finance charges and attorneys' fees.  etrials, Inc. provided various services to Archer pursuant to four separate task orders, and incurred further expenses for which Archer agreed to be responsible under a Master Services Agreement and task orders.  When Archer informed the Company that it would not be continuing with most of the project, the Company demanded payment as reflected in its invoices to Archer.  Archer disputes an unknown amount of the invoices, and we entered negotiations to attempt to resolve the claim.  When negotiations broke down, the Company filed suit seeking damages for the unpaid invoices.   Archer has obtained an extension of time to file the answer, and settlement discussions are ongoing with Archer's counsel.

On January 6, 2009, we filed a lawsuit in the Superior Court of Wake County, North Carolina, etrials Worldwide, Inc. v. Robert Sammis and Brendon Ball, File No. 09-CVS-00275, against its former Chief Operating Officer and Vice President of Client Services, Robert Sammis, and its former Director of Product Development, Brendon Ball, seeking injunctive relief and damages in excess of $10,000.  We filed the lawsuit to enforce Confidentiality Agreements that Sammis and Ball signed while at etrials, and to prevent the disclosure or unauthorized use of confidential or non-public information of etrials in connection with the employment of Sammis and Ball at Unithink, Inc., a direct competitor of etrials.  On February 2, 2009, the court issued us a preliminary injunction against the defendants.  Unithink was added to the case as a defendant on February 9, 2009.  In May 2009, the defendants filed counterclaims against us, including for sanctions for frivolous claims, wrongful injunction, untair trade practices and unpaid commissions.  We believe these counterclaims are without merit and intend to vigorously defend against them.  The lawsuit against Sammis, Ball and Unithink remains pending, and etrials will continue to take all such further actions relating to Sammis, Ball and/or Unithink as are necessary to protect the information and customers of etrials to the full extent permitted by law.

Item 1A.   Risk Factors.

The primary risks related to our business described in our Annual Report on form 10-K for the year ended December 31, 2008 remain relevant, with those related to general economic conditions and customer cancellations heightened through March 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

No unregistered sales of securities were made during the quarter that were not previously reported on a Current Report on Form 8-K, except for stock option and restricted stock grants for compensation purposes in the normal course of the Company’s business.

On August 12, 2008, the Company announced a plan to repurchase up to $1,000,000 of the Company’s common stock through June 30, 2009. The Company will determine when and if the re-purchases are in the long-term interests of our stockholders.  This new program replaces the prior stock repurchase program that expired on June 30, 2008.  Repurchases will be made in compliance with the limitations of securities laws, which limit the timing, volume, price and manner of stock repurchases.  No stock was repurchased during the three months ended March 31, 2009.

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

ETRIALS WORLDWIDE, INC.

May 11, 2009	By:	/s/ M. DENIS CONNAGHAN M. Denis Connaghan President and Chief Executive Officer (Principal Executive Officer)

May 11, 2009	By:	/s/ JOSEPH (JAY) F. TREPANIER III Joseph (Jay) F. Trepanier III Chief Financial Officer (Principal Accounting and Financial Officer)

 EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.